Form 10-Q
period 2011-06-30
Real Estate Contacts, Inc.
filed 2011-09-12
CIK 1520528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE CONTACTS, INC.

(Exact name of registrant as specified in its charter)

Florida	333-169928	59-3800845
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

240 Windsor Ridge #36
New Castle, Pennsylvania 16105

 (Address of principal executive offices)
_______________

(724) 656-8886
 (Registrant’s telephone number, including area code)
_______________

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐                                                                                                                Accelerated Filer ☐
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)                                Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock. As of September 9, 2011, 55,030,000 shares, par value $0.00001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE CONTACTS, INC.

FORM 10-Q
June 30, 2011

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to Real Estate Contacts, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

REAL ESTATE CONTACTS, INC.
Balance Sheets

	June 30,	December 31,
	2011	2010
	(unaudited)	(audited)
Assets
Current assets
Cash	$2,492	$7,784
Prepaid expenses	-	6,000
Total current assets	2,492	13,784

Property & equipment, net of accumulated
amortization of $1,083 and $583, respectively	3,917	4,417

Total Assets	$6,409	$18,201

Liabilities and Stockholders' Deficiency
Current liabilities
Accrued expenses	$38,771	$40,162
Deferred Revenue	2,021	1,146
Due to Shareholder	166,807	151,482
Total current liabilities	207,599	192,790

Total liabilities	$207,599	$192,790

Stockholders' Deficiency
Preferred Stock $0.0001 par value, 10,000,000 shares
Authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 500,000,000 shares
authorized; 55,030,000 and 51,395,000 shares
issued and outstanding, respectively	550	514
Additional paid-in capital	2,047,572	2,013,506
Accumulated Deficit	(2,249,312)	(2,188,609)
Total stockholders' deficiency	(201,190)	(174,589)

Total Liabilities and Stockholders' Deficiency	$6,409	$18,201

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Statements of Operation
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Revenues	$1,729	$1,791	$4,025	$4,025

Operating expenses:
Selling expenses	624	16,358	1,501	16,750
Compensation	15,496	15,728	33,012	31,456
Professional	5,075	-	24,925	-
Rents and overhead	300	300	600	600
General and administrative	1,566	758	2,609	1,217
Amortization	250	83	500	83
	-	-	-	-
Total operating expenses	23,311	33,227	63,147	50,106

Other expense
Interest	812	703	1,581	1,406

Net loss	$(22,394)	$(32,139)	$(60,703)	$(47,487)

Loss per share, basic
and dilutive	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding
basic and dilutive	54,446,483	31,203,186	53,694,918	30,615,000

The accompanying notes are an integral part of these unaudited financial statements

REAL ESTATE CONTACTS, INC.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(60,703)	$(47,487)
Adjustment to reconcile Net Income to net
cash used by operations:
Amortization	500	83
In kind contribution for rent	600	600
Shares issued for services	10,000	-
Changes in assets and liabilities:
Prepaid expenses	6,000	(13,000)
Accounts payable and accrued expenses	(1,389)	2,865
Stockholder advances	15,325	16,589
Deferred Revenue	875	1,541
Net Cash Used by Operating Activities	(28,792)	(38,809)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(5,000)
Net Cash Used by Investing Activities	-	(5,000)

Cash Flows from Financing Activities:
Proceeds from issuance of equity	23,500	67,000
Net Cash Provided by Operating Activities	23,500	67,000

Net increase (decrease) in Cash	(5,292)	23,191
Cash at beginning of period	7,784	311
Cash at end of period	$2,492	$23,502

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.
Notes to the Financial Statements
(unaudited)
For the three and six months ended June 30, 2011 and 2010

1.            Background Information
 Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in New Castle Pennsylvania. The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video television company that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

Along with our comprehensive real estate search engine portal we plan to launch and operate the most definitive online real estate television network with a focus on foreclosures, bank owned REO's, and short sale opportunities in the hottest and most dynamic markets.

RealEstateContacts.com  provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website and our Real Estate Video Television Channel.

The Company’s business is conducted solely within the Internet and the Online Television Video arena. Our company is the first of its kind real estate search engine, social community and media network that matches buyers, sellers, brokers and professionals anywhere in the world through rich online media.

2.            Summary of Significant Accounting Policies

Basis of Presentation
The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2011 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2011.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the Form S-1 for the years ended December 31, 2010 and 2009.

Basis of Accounting
The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for potential credit card chargebacks and refunds based on our historical chargeback and refund experience. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

Financial Instruments
The Company’s balance sheets include the following financial instruments: cash, accrued expenses, deferred revenues and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the payable to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  As of June 30, 2011 and December 31, 2010, deposits with this bank did not exceed the amount of insurance provided on such deposits. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable
The Company currently does not issue credit on services provided, therefore there are no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

Property and Equipment
In accordance with FASB ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

Deferred Revenue
Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Consideration for future advertising services are made by customers in advance of those services being provided. Advertising revenue is recognized ratably over the period that the services are subscribed, generally a one year period. The unearned portion of the advertising revenue is deferred until future periods in which the subscription is earned.

The Company has not issued guarantees or other warrantees on the advertising subscription success or results. The Company has not experienced any refund requests or committed to any adjustments for terminated subscriptions. The Company does not believe that there is any required liability

Stock Based Compensation
In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718. FASB ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505.

Advertising
The costs of advertising are expensed as incurred.  Advertising expense was $218, $518, $16,000 and $16,000 for the three and six months ended June 30, 2011 and 2010, respectively.

Income Taxes
The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Earnings Per Share
Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. For the three and six months ended June 30, 2011 and 2010 there were no share equivalents.

3.            Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has a history of losses and has incurred net losses for the three and six month periods ending June 30, 2011 and 2010, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the six months ended June 30, 2011. As of June 30, 2011 the Company had insufficient cash with which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

 4.           Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

5             Equity

The Company has issued 3,535,000 and 12,075,000 common shares for cash proceeds of $23,500 and $67,000 for the six months ended June 30, 2011 and 2010, respectively.

The Company issued 100,000 shares of common stock, valued at $10,000 to a consultant for services during the six month period ended June 30, 2011.

There are no warrants or options currently outstanding.

6.            Related Party Transactions

On March 10, 2010, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is approximately $60,000 plus bonuses.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and salary deferrals amounted to $166,807 and $151,482 for as of June 30, 2011 and December 31, 2010, respectively. There are no repayment terms to these advances and salary deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the three and six months ended June 30, 2011 and 2010, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300, $600, $300 and $600 for the three and six month periods ended June 30, 2011 and 2010, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties

7.            Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.  We have received a claim by former legal representation that involves improperly naming that firm as the registered agent for state registration.  We are prepared to mediate any errors.  There has been no claim for fees or any other compensation or reparation and we are unaware of any monetary damages.  Management believes that any such claim is baseless and settlement, if any deemed reasonable or an obligation of the Company is determined, is considered immaterial.

Management believes that there are no other known or potential matters that would have a material effect on the Company’s financial position or results of operations.

8.            Subsequent Events

On July 15, 2011 the Company received cash in the amount of $1,500 in exchange for a promissory note, with a maturity date of one year (July 15, 2012), bearing interest at 10%.  The note is convertible into 15,000 shares ($.10 per share).

Item 2.                 Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

The following plan of operation provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto. This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Plan of Operations

Our plan of operation is to operate the most definitive online video network and search engine portal for real estate. We want to position our company as the first of its kind national real estate search engine/social community/media video network that matches buyers, sellers, brokers, and professionals anywhere in the world through rich and social media.

Our website allows real estate professionals and consumers to interact through the internet as a business medium. The Company’s operating strategy is to feature real estate professional’s websites on the RealEstateContacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate agency’s website. This format is called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from the website and video channel of their local real estate office or agent. In addition, our website will feature no more than five agents per territory. This policy will eliminate a substantial amount of the competition for the real estate agent, broker and office. For this reason we believe our concept will have a high level of interest from any real estate professional.

Currently while there are other real estate directories and portals on the internet only a select few feature real estate agents on a semi-exclusive basis. We believe this approach will be attractive to real estate professionals in each locale.

We will also have the technology to focus on online media, particularly video. We will provide an online National Real Estate Video Listings Network that will include rich media content including weekly and monthly shows by region which can be sold to sponsors and to affiliates by territory.

We want to position our company as the first of its kind National Real Estate Listings Video Channel. We will operate the most definitive online video network for real estate.

Real Estate Contacts, Inc. will offer affiliate territories for local publishing of online real estate video channels in many areas, where our affiliate partner can own their own network channel, manage the publishing and display hundreds of video properties in a true television format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

The RealEstateContacts.com portal website also features local mortgage brokers, lenders, real estate appraisers and real estate attorneys that want more traffic and exposure to their website for potential new clients. By featuring local mortgage brokers, appraisers and real estate attorneys our website allows the consumer to have access to any financial, legal or appraisals questions and can receive all the information they need quickly in their geographical area. The driving of internet traffic is the key to any online marketing company. We intend to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, pay per clicks advertising, banner advertising, email marketing, and linking up to other real estate portals and directories.

Our goal is to connect real estate professionals with consumers who are interested in buying or selling a home. We currently are aligned with over 2000 real estate offices and agents covering all 50 states.

We plan to grow revenues in the next 12 months by undertaking the following steps:

•
Devote greater resources to marketing and selling our services such as developing and creating a more productive advertising sales division within our company by the hiring of advertising sales account executives.

•
Focus to expand our network of advertisers and real estate professionals by increasing our online presence to include various marketing channels such as the major search engines, Google, Yahoo and Bing.

•	Expand our company’s public relations by creating more brand awareness on the internet. An example would be to focus on other social media websites such as Facebook, Twitter, and Linkedin.
•
Develop other marketing programs to efficiently increase our brand awareness such as email campaigns, newsletters, linking our website to other real estate business websites, real estate portals and directories.

•
We intend to continue, maintain and aggressively pursue to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, pay per click advertising, banner advertising and social media networks.

•	Focus on driving more internet traffic and unique visitors to our website by using these search engine marketing techniques.
•	We plan to advertise on internet search engines and other websites, and supplement this advertising with other media to help manage and geographically target consumer traffic and lead volume.
•
We plan to increase our online Search Engine Marketing to create more unique users. Measuring unique users is important to us because our advertising revenues depend in part on our ability to enable our consumers to connect with real estate professionals.  We define a unique user as a user who visits our website at least once during a calendar month, as measured by our analytical tools.

•
The number of real estate subscribers (advertiser) on our website is an important driver of revenue growth because each subscriber pays us a yearly fee to participate in the advertising of their services.

•
Build, develop, market and hire national sales account advertising executives and create additional revenues by offering real estate professionals for a yearly advertising fee the opportunity to have their own real estate video channel on the internet.

Limited Operating History

We have generated a limited financial history and have not previously demonstrated that we will be able to expand our business through increased investment in marketing activities. We cannot guarantee that the expansion efforts described in this Registration Statement will be successful.  The business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our business model and/or sales methods.

Future financing may not be available to us on acceptable terms. If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

For the three and six months ended June 30, 2011 compared to June 30, 2010

Results of Operation

Revenues generated were $1,729, $4,025, $1,791 and $4,025 for the three and six month periods ended June 30, 2011 and 2010, respectively.   Revenue has been consistent during these periods.

Operating expenses were $23,311, $63,147, $33,227 and $50,106 for the three and six month periods ended June 30, 2011 and 2010, respectively. The Company has recorded significant non-cash expenses related to salaries. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Capital Resources and Liquidity

As of June 30, 2011 we have $2,492 cash on hand to meet our current obligations. As of June 30, 2011, we have a negative working capital of $205,107 and for the six months ended June 30, 2011 have used $28,792 in cash for our operating activities.

Based upon the above, we do not believe we have enough cash to support our daily operations for the next 12 months while we are attempting to expand operations and produce revenues. We estimate the Company needs an additional $250,000 to implement its business plans over the next twelve months.  In addition, we anticipate we will need a minimum of $100,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

Future financing for our operations may not be available to us on acceptable terms. To raise equity will require the sale of stock and the debt financing will require institutional or private lenders. We do not have any institutional or private lending sources identified.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development and marketing of our core services. Should this occur, we will suspend or cease operations.

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements

Critical Accounting Policies and Estimates

Deferred Revenue
Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.

Revenue Recognition
The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Consideration for future advertising services are made by customers in advance of those services being provided. Advertising revenue is recognized ratably over the period that the services are subscribed, generally a one year period. The unearned portion of the advertising revenue is deferred until future periods in which the subscription is earned.

The Company has not issued guarantees or other warrantees on the advertising subscription success or results. The Company has not experienced any refund requests or committed to any adjustments for terminated subscriptions. The Company does not believe that there is any required liability

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements.

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies

Item 4.                 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

(b)   Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings.

None.

Item 1A.             Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                Defaults Upon Senior Securities.

None.

Item 4.                (Removed and Reserved).

Item 5.                Other Information.

None.

Item 6.                Exhibits

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rule 13a-14(a) or Rule 15(d)-14(a)).

32.1	Certification of Principal Executive Officer and Principal Financial Officer of the Registrant pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File. *

*  To be filed by Amendment.

In accordance with SEC release 33-8328, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE CONTACTS, INC.

Dated: September 9, 2011	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
(Duly Authorized Officer, Principal Executive Officer, and Principal Financial Officer)