Form 10-Q
period 2011-09-30
Real Estate Contacts, Inc.
filed 2011-11-14
CIK 1520528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q
_______________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE CONTACTS, INC.

(Exact name of registrant as specified in charter)

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

As of November _, 2011: 55,030,000 shares, par value $0.001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

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

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements
Real Estate Contacts, Inc.

REAL ESTATE CONTACTS, INC.
Balance Sheets

	September 30,	December 31,
	2011	2010
	(unaudited)
Assets
Current assets
Cash	$111	$7,784
Prepaid expenses	-	6,000
Total current assets	111	13,784

Property & equipment, net of accumulated
amortization of $1,333 and $583, respectively	3,667	4,417

Total Assets	$3,778	$18,201

Liabilities and Stockholders' Deficit
Current liabilities
Accrued expenses	52,482	40,162
Deferred Revenue	1,792	1,146
Convertible Note Payable - Shareholder	1,500	-
Due to Shareholder	179,695	151,482
Total liabilities	235,469	192,790

Stockholders' Deficit
Preferred Stock $.00001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 500,000,000 shares
authorized; 55,030,000 and 51,395,000 shares
issued and outstanding, respectively	550	514
Additional paid-in capital	2,047,870	2,013,506
Accumulated Deficit	(2,280.111)	(2,188,609)
Total stockholders' deficit	(231,691)	(174,589)
Total Liabilities and Stockholders' Deficit	$3,778	$18,201

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Revenues	$1,379	$1,246	$5,404	$5,272

Operating expenses:
Selling expenses	243	581	1,744	17,331
Compensation	15,071	516,951	48,083	548,557
Professional	14,374	4,500	39,299	4,500
Rents and overhead	300	300	900	900
General and administrative	1,018	758	3,627	1,826
Amortization	250	250	750	333
Total operating expenses	31,256	523,340	94,403	573,447

Other expense
Interest expense	922	704	2,503	2,110

Net loss before provision for income taxes	(30,799)	(522,798)	(91,502)	(570,285)

Provision for income taxes	-	-	-	-

Net Loss	$(30,799)	$(522,798)	$(91,502)	$(570,285)

Loss per share, primary
and dilutive	$(0.00)	$(0.01)	$(0.00)	$(0.02)

Weighted average shares outstanding
primary and dilutive	55,030,000	43,122,363	54,144,835	34,826,132

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(91,502)	$(570,285)
Adjustment to reconcile Net Loss to net
cash used by operations:
Amortization	750	333
Stock based compensation	10,000	500,000
In kind contribution of rent	900	900
Changes in assets and liabilities:
Prepaid expenses	6,000	(13,000)
Accrued expenses	12,320	5,668
Deferred Revenue	646	396
Shareholder Advances	28,213	18,860
Net Cash Used by Operating Activities	(32,673)	(57,128)

Cash Flows from Investing Activities
Purchase of fixed assets	-	(5,000)
Net Cash Used by Investing Activities	-	(5,000)

Cash Flows from Financing Activities:
Proceeds from convertible note payable – shareholder	1,500	-
Proceeds from issuance of equity	23,500	79,500
Net Cash Provided by Financing Activities	25,000	79,500

Net increase (decrease) in Cash	(7,673)	17,372

Cash at beginning of period	7,784	311

Cash at end of period	$111	$17,683

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.
Notes to the Financial Statements
(unaudited)
For the three and nine months ended September 30, 2011 and 2010

1.   Background Information
 Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania. The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video television company that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2011 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2011.

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

Financial Instruments
The Company’s balance sheets include the following financial instruments: cash, accrued expenses, deferred revenues, convertible note payable – shareholder and payables to a shareholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the payable to shareholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  As of September 30, 2011 and December 31, 2010, deposits with this bank did not exceed the amount of insurance provided on such deposits. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising
The costs of advertising are expensed as incurred.  Advertising expense was $118, $636, $300 and $16,300 for the three and nine months ended September 30, 2011 and 2010, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. For the three and nine months ended September 30, 2011 and 2010 there were no share equivalents.

3.    Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has a history of losses and has incurred net losses for the three and nine month periods ending September 30, 2011 and 2010, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the nine months ended September 30, 2011. As of September 30, 2011 the Company had insufficient cash with which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

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

5.    Equity

The Company has issued 3,535,000 and 11,385,000 common shares for cash proceeds of $23,500 and $85,300 for the nine months ended September 30, 2011 and for the year ended December 31 2010, respectively.

The Company issued 100,000 shares of common stock, valued at $10,000 to a consultant for services during the nine month period ended September 30, 2011.

During the year ended December 31, 2010, the Company issued 10,000,000 shares to the founder for services rendered.  These shares were valued at $.05 per share, based on the established fair value of shares sold to unrelated third party investors at the time of grant and compensation expense recorded for the full value of $500,000.

During the nine month periods ended September 31, 2011 and 2010 the Company recorded in-kind contributions for rent expense in the amount of $900 and $900, respectively and $1,200 for the year ended December 31, 2010.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $179,695 and $151,482 as of September 30, 2011 and December 31, 2010, respectively. There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the three and nine months ended September 30, 2011 and 2010, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300, $300, $900 and $900 for the three and nine month periods ended September 30, 2011 and 2010, respectively.

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

8.          Convertible Note Payable - Shareholder

During the nine months ended September 30, 2011, the Company received cash from a shareholder in the amount of $1,500 in exchange for a convertible promissory note, with a maturity date of July 15, 2012, bearing interest at 10% per annum.  The note is convertible into 15,000 shares at $.10 a share.

Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.   Since the convertible debt can be converted at anytime from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with ASC 470.  Since the conversion price and the fair market value, at the time of the agreement, were the same, there was no beneficial conversion feature associated with the convertible debt issued.

9.   Subsequent Events

 In October 2011 the Company received $13,000 in cash in exchange for promissory notes to four (4) current shareholders.  The notes are summarized by their terms below:

Origination Date	Maturity Date	Face Value	Interest Rate
October 10, 2011	May 1, 2012	$2,000	10%
October 12, 2011	May 1, 2012	1,000	10%
October 19, 2011	January 15, 2012	5,000	12%
October 19, 2011	January 15, 2012	5,000	12%
Total		$13,000

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

For the three and nine months ended September 30, 2011 compared to September 30, 2010

Results of Operation

Revenues generated were $1,379, $1,246, $5,404 and $5,272 for the three and nine month periods ended September 30, 2011 and 2010, respectively.   Billings have been increasing slightly as the public’s acceptance and awareness of our sites service offering increase and we attain renewals of service.

Operating expenses were $31,256, $523,340, $94,403 and $573,447 for the three and nine month periods ended September 30, 2011 and 2010, respectively. The Company has recorded significant non-cash expenses related to salaries. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Capital Resources and Liquidity

As of September 30, 2011 we have $111 cash on hand to meet our current obligations. As of September 30, 2011, we have a negative working capital of $235,358 and for the nine months ended September 30, 2011 have used $32,673 in our operating activities.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company. Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

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

The Company has not issued guarantees or other warrantees on the advertising subscription success or results. The Company has not experienced any refund requests or committed to any adjustments for terminated subscriptions. The Company does not believe that there is any required liability.

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet arrangements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

The company is a small company with limited resources. There is insufficient staff for segregation of duties of accounting functions and for levels of review of our report filings.  Due to these constraints, management considers that a material weakness in financial reporting currently exists. Through the use of outside consultants, management is taking actions to remediate this deficiency, including attaining new or additional Board members for oversight.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) auditing standard) or combination of control deficiencies that result in more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE CONTACTS, INC.

Dated: November _, 2011	By:	/s/ Robert DeAngelis
Robert DeAngelis
President Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director