Form 10-Q/A
period 2011-09-30
Real Estate Contacts, Inc.
filed 2011-11-28
CIK 1520528

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

FORM 10-Q /A
Amendment No. 1
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
Yes ☐ No ☒

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

As of November  28 , 2011 ,  55,030,000 shares, par value $0.001  per share , of the issuer’s common stock are issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2011

EXPLANATORY NOTE

This Form 10-Q/A (“Amendment No. 1”) amends the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2011, filed with the Securities and Exchange Commission on November 14, 2011 (the “Quarterly Report”). The purpose of this Amendment No. 1 is to amend the following items in the Quarterly Report:

1.	Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is amended to disclose our corporate history.

2.
Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” is amended to revise the presentation of our results of operations for the three and nine month periods ended September 30, 2011 and September 30, 2010.

3.	Item 4. “Controls and Procedures,” is amended to disclose the reason our officers’ conclude that our disclosure controls are ineffective.

4.	Item 6, “Exhibits,” is amended to provide Exhibit 101 in accordance with Rule 405 of Regulation S-T.

This Amendment No. 1 has no effect on the Registrant’s consolidated financial statements. Except as described above, this amendment does not amend, update or change any other items or disclosures contained in the Quarterly Report or otherwise reflect events that occurred subsequent to the filing of the Quarterly Report.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications required pursuant to the rules promulgated under the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which were included as exhibits to the Quarterly Report, have been amended, restated and re-executed as of the date of this Amendment No. 1 and are included as Exhibits 31.1, 31.2, 32.1 and 32.2 hereto.

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

Corporate History

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

For the three and nine months ended September 30, 2011 compared to September 30, 2010

Results of Operation

Revenues generated were $1,379 and $1,246 for the three month periods ended September 30, 2011 and 2010, respectively, and   $5,404 and $5,271 for the  nine month periods ended September 30, 2011 and 2010, respectively.   Billings have been increasing slightly as the public’s acceptance and awareness of our sites service offering increase and we attain renewals of service.

Operating expenses were $31,256 and $523,340 for the three month periods ended September 30, 2011 and 2010, respectively, and $94,403 and $573,446 for the nine month periods ended September 30, 2011 and 2010, respectively. The Company has recorded significant non-cash expenses related to salaries. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Capital Resources and Liquidity

As of September 30, 2011 we have $111 cash on hand to meet our current obligations. As of September 30, 2011, we have a negative working capital of $23 1 ,691 and for the nine months ended September 30, 2011 have used cash of $32,673 for our operating activities.

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

The Certifying Officers assessed the effectiveness of our internal control over financial reporting as of September 30, 2011.  Management identified a significant deficiency related to the following:

The company is a small company with limited resources. There is insufficient staff for segregation of duties of accounting functions and for levels of review of our report filings.   This lack of review resulted in the incomplete filing of the Company’s Quarterly Report. Due to these constraints, management considers that a material weakness in financial reporting currently exists. Through the use of outside consultants, management is taking actions to remediate this deficiency, including attaining new or additional Board members for oversight.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    (Removed and Reserved).

Item 5.    Other Information.

None.

Item 6.    Exhibits.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File (Form 10-Q for the quarterly period ended September 30, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE CONTACTS, INC.

Dated: November 28 , 2011	By:	/s/ Robert DeAngelis
Robert DeAngelis
President (Duly Authorized Officer , Principal Executive Officer and Principal Financial Officer )