Form 10-K
period 2011-12-31
Real Estate Contacts, Inc.
filed 2012-03-30
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
______________

FORM 10-K
______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No.333-174905

REAL ESTATE CONTACTS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3800845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Windsor Ridge #36, New Castle, PA	16105
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)

(724) 656-8886
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑   No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2011: $1,813,000

Number of the issuer’s Common Stock outstanding as of March 30, 2012: 218,330,000

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

PART I

ITEM 1. BUSINESS

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

Business Operations

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

Products and Services

Along with our comprehensive real estate search engine portal we will launch and operate the most definitive online video network for real estate in the hottest and most dynamic markets.  We are building a National Online Real Estate Video Listing Channel and will be able to offer Real Estate professionals and affiliates the opportunity to have their own real estate video channel that will produce an additional revenue stream for them.

Participating real estate brokers, agents, mortgage brokers and lenders as well as appraisers and attorneys receive coverage in the cities, areas and territories that they service.  Consumers can find houses and foreclosures for sale in hundreds of U.S. cities and in their local market.

The company generates its revenue from selling advertising to real estate professionals on our real estate portal and our real estate video television channel.

The RealEstateContacts.com portal website currently receives thousands of unique visitors each month and these visitors are consumers interested in viewing real estate listings, homes for sale and foreclosure properties in their local area.

Consumers will and do continue to buy and sell homes in real estate markets throughout the United States.  The majority are going online to do so and will continue to contact and seek the advice of real estate professionals.

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”).  You may read and copy any document that we file at the SEC's public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-732-0330 for more information about its public reference facilities.  Our SEC filings will be available to you free of charge at the SEC's web site at www.sec.gov.

At the request of a shareholder, we will send a copy of an annual report to include audited financial statements.  As a reporting company with the U.S. Securities and Exchange Commission (“SEC”), we file all necessary quarterly (Form 10-Q), annual (Form 10-K) and other reports as required.

ITEM 1A.   RISK FACTORS

The shares of our common stock being offered for resale by the selling security holders are highly speculative in nature, involve a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. Before purchasing any of the shares of common stock, you should carefully consider the following factors relating to our business and prospects. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In such case, you may lose all or part of your investment.  You should carefully consider the risks described below and the other information in this process before investing in our common stock.

Risks Related to Our Business

Our business is difficult to evaluate because we have a limited operating history.

Real Estate Contacts, Inc. was incorporated on March 10, 2005.  For the years ended; December 31, 2011, and 2010, net losses were  $158,356, and $608,296, respectively.  Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

•	Implement and/or adapt and modify the Company’s business model and strategy;

•	Develop and increase brand awareness, protect the Company’s reputation, and develop customer loyalty;

•	Efficiently manage the Company’s planned expansion of its operations and related expenses; and

•
Anticipate and adapt to changing conditions in markets in which the Company operates, such as the impact of any changes mergers and acquisitions involving the Company’s competitors, technological developments, and other significant competitive and market dynamics.

If the Company is unsuccessful in addressing any or all of these risks, its business and financial condition may be materially and adversely affected.

We need additional capital to develop our business.  Without additional capital we may not be able to implement our business plan.

The continued development of our services will require the commitment of substantial resources to implement our business plan. In addition, substantial expenditures will be required to enable us to manage properties in the future.  Currently, we have no established bank-financing arrangements.  Therefore, it is likely we would need to seek additional financing through a subsequent future private offering of our equity securities, or through strategic partnerships and other arrangements with corporate partners.

We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.  The sale of additional equity securities will result in dilution to our stockholders.  The occurrence of indebtedness would result in increased debt service obligations and could require us to agree to operating and financing covenants that would restrict our operations.  If adequate additional financing is not available on acceptable terms, we may not be able to implement our business development plan or continue our business operations.

Our business is susceptible to fluctuation in the real estate market which may have an adverse effect on our ability to generate revenue.

Our business depends substantially on the conditions of the real estate market.  Demand for real estate has grown rapidly in the past decade but such growth is often accompanied by volatility in market conditions and fluctuations in real estate prices.  For example, following a period of rising real estate prices and transaction volumes in most major cities from 2003 to 2007, the industry experienced a downturn in 2008, with transaction volumes in many major cities declining significantly compared to 2007.  Fluctuations in the real estate market may negatively impact our ability to generate revenue through the advertising of real estate professionals on our website.  If we are unable to generate revenue through advertising on our website we may have to cease operations.

We are subject to general real estate risks and our revenue may fluctuate.

Our primary revenue is generated from advertisements by real estate agents, professionals, offices, brokerages, agents, mortgage brokers, lenders, appraisers and lawyers in the business which subjects our business to a variety of risks.  The revenue available from these advertisements will depend on the current real estate market. If the advertisements on our website do not generate sufficient income to meet operating expenses our cash flow and ability to operate will be adversely affected.

Our future success is dependent, in part, on the performance and continued service of Robert DeAngelis, President and Director.  Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Robert DeAngelis, President and Director.  The loss of the service of Mr. DeAngelis could have a material adverse effect on our business, financial condition or results of operation.

We may incur significant costs to be a public company to ensure compliance with U.S. corporate governance and accounting requirements and we may not be able to absorb such costs.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission.  We expect all of these applicable rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time consuming and costly.  We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage.  As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.  We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.  In addition, we may not be able to absorb these costs of being a public company which will negatively affect our business operations.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Our management team lacks public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002.  Our senior management has never had responsibility for managing a publicly traded company.  Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis.  Our senior management may not be able to implement programs and policies in an effective and timely manner that adequately respond to such increased legal, regulatory compliance and reporting requirements, including the establishing and maintaining of internal controls over financial reporting.  Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934 which is necessary to maintain our public company status.  If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

We may issue additional shares that could dilute your potential ownership interest and limit the ability of a third party to obtain voting control.

Some events over which investors in the Company have no control could result in the issuance of additional shares of our Common Stock or issuances of preferred stock (of which none is currently outstanding), which would dilute the ownership percentage of current shareholders.  We may issue additional shares of Common Stock:

•	to raise additional capital or finance acquisitions;
•	upon the exercise or conversion of outstanding warrants or convertible notes;
•	in lieu of cash payment of interest on our outstanding convertible subordinated notes; or
•	to vendors in exchange for products or services.

We have not filed for trademark protection with the United States Patent and Trademark office which may adversely impact our ability to generate revenue.

We have not filed for trademark protection with the United States Patent and Trademark Office regarding the use of the Company’s name, Real Estate Contacts, Inc.  Should we fail to file for protection of the Company’s name, we may be unable to adequately protect the use of our name, which would negatively affect the Company’s brand name and its ability to generate revenues.

The company’s officer and director has significant control over shareholder matters and the minority shareholders will have little or no control over the company’s affairs.

The Company’s officer/director currently owns approximately 37,000,000 of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

The company may become dependent upon only a few customers for a significant portion of its revenue.  If these customers no longer require our service it will have an adverse effect on our business operations.

The Company may become dependent upon only a few customers for a significant portion of its revenues. Should the Company be successful in obtaining those customers, but those customers no longer require the Company’s services or terminate the use of its services, the Company’s revenues and operations will be negatively affected.

The real estate market is very competitive which may have a negative effect on our ability to generate revenue and continue our business operations.

The Real Estate Advertising/Marketing services market is becoming increasingly competitive and the barriers to entry regarding such services are low.  Many of the Company’s existing and potential competitors have longer operating histories in the Real Estate Advertising Marketing business, greater name recognition, larger client base, greater Internet traffic, and greater financial, technical and marketing resources than the Company does.  The Real Estate Advertising Marketing business is subject to intense competition; should the Company be unable to overcome such competitive forces, its operations will be negatively affected and it will be unable to expand its business.

If the company fails to promote its brand cost effectively it may have a negative impact on our business operations.

If the Company fails to promote and maintain its brand successfully, or the Company incurs significant expenses pertaining to promotion of its brand without corresponding revenue increases, the Company’s business may be adversely affected.

Our business is subject to various risks associated with conducting business online.

The Company’s business  is conducted solely within the Internet arena and is subject to various risks associated with conducting business online, including: (a) the Company’s target clients, real estate professionals, offices, agents, and mortgage brokers and lenders, may operate their own Internet portal for advertising and marketing purposes, and have no need for the Company’s advertising and marketing services; and (b) consumer traffic to the Company’s website and its advertising/marketing revenues are based on consumer and real estate professional’s acceptance and/or continued acceptance of online marketing and advertising, which there is no assurance will continue to be an acceptable mode of marketing and advertising.

Risk Related To Our Capital Stock

We may never pay any dividends to shareholders.

We have never declared or paid any cash dividends or distributions on our capital stock.  We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

The declaration, payment and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant.  There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.

The offering price of the common stock was determined based on the price of our private offering, and therefore should not be used as an indicator of the future market price of the securities.  Therefore, the offering price bears no relationship to our actual value, and may make our shares difficult to sell.

Since our shares are not listed or quoted on any exchange or quotation system, the offering price of $0.10 per share for the shares of common stock was determined based on the price of our private offering.  The offering price bears no relationship to the book value, assets or earnings of our company or any other recognized criteria of value.  The offering price should not be regarded as an indicator of the future market price of the securities.

You will experience dilution of your ownership interest because of the future issuance of additional shares of our common stock and our preferred stock.

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 1,000,000,000 shares of capital stock consisting of 900,000,000 shares of common stock, par value $.00001 per share, and 10,000,000 shares of preferred stock, series A, par value $.0001 per share and 90,000,000 preferred stock series B, par value $.001 per share.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

Our common stock is considered a penny stock, which may be subject to restrictions on market ability, so you may not be able to sell your shares.

If our common stock becomes tradable in the secondary market, we will be subject to the penny stock rules adopted by the Securities and Exchange Commission that require brokers to provide extensive disclosure to their customers prior to executing trades in penny stocks.  These disclosure requirements may cause a reduction in the trading activity of our common stock, which in all likelihood would make it difficult for our shareholders to sell their securities.

Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system).  Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules.  The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities.  These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with the reporting requirements under the Exchange Act.

We intend to prepare an internal plan of action for compliance with the requirements of Section 404. As a result, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming.  If we fail to complete this evaluation in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.  In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders and customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter Pink Sheets LLC electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  In addition, trading in our Common Stock has historically been extremely limited.  This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us.  As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

Our bylaws provide for our indemnification of our officers and directors.

Our directors and officers are indemnified as provided by the Florida corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

We have been advised that in the opinion of the Securities and Exchange Commission indemnification for liabilities arising under the Securities Act is against public policy as expressed in the Securities Act, and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities is asserted by one of our directors, officers, or controlling persons in connection with the securities being registered, we will, unless in the opinion of our legal counsel the matter has been settled by controlling precedent, submit the question of whether such indemnification is against public policy to a court of appropriate jurisdiction.  We will then be governed by the court’s decision.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

There is no reporting requirement under this item for a smaller reporting company.

ITEM 2.      PROPERTIES

Our principal executive office is located at 240 Windsor Ridge #36 New Castle, Pennsylvania 16105, and our telephone number is (724) 656-8886.  Office space is provided by our Chief Executive Officer at no charge.

ITEM 3.      LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.      MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “REAC” for the reporting period.  Although we are listed on the OTCBB, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Should a market develop for our shares, the trading price of the common stock is likely to be highly volatile and could be subject to wide fluctuations in response to factors such as actual or anticipated variations in quarterly operating results, announcements of technological innovations, new sales formats, or new services by us or our competitors, changes in financial estimates by securities analysts, conditions or trends in Internet or traditional retail markets, changes in the market valuations of other equipment and furniture leasing service providers or accounting related business services, announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, additions or departures of key personnel, sales of common stock and other events or factors, many of which are beyond our control. In addition, the stock market in general, and the market for instant messaging business services in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of such companies. These broad market and industry factors may materially adversely affect the market price of the common stock, regardless of our operating performance.

Consequently, future announcements concerning us or our competitors, litigation, or public concerns as to the commercial value of one or more of our services may cause the market price of our common stock to fluctuate substantially for reasons which may be unrelated to operating results.  These fluctuations, as well as general economic, political and market conditions, may have a material adverse effect on the market price of our common stock.

Cash dividends have not been paid since inception. In the near future, we intend to retain any earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. The declaration and payment of cash dividends by us are subject to the discretion of our board of directors. Any future determination to pay cash dividends will depend on our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant at the time by the board of directors. We are not currently subject to any contractual arrangements that restrict our ability to pay cash dividends.

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter Pink Sheets LLC electronic quotation service under the symbol “REAC.”  The Company has received its Notice of Effectiveness on August 5, 2011, however, as of December 31, 2011 has not received a bid / ask or traded any shares on the exchange.

	High*		Low*
Fiscal Year 2011
First quarter ended March 31, 2011	$	NA	$	NA
Second quarter ended June 30, 2011	$	NA	$	NA
Third quarter ended September 30, 2011	$	NA	$	NA
Fourth quarter ended December 31, 2011	$	NA	$	NA
Fiscal Year 2010
First quarter ended March 31, 2010	$	NA	$	NA
Second quarter ended June 30, 2010	$	NA	$	NA
Third quarter ended September 30, 2010	$	NA	$	NA
Fourth quarter ended December 31, 2010	$	NA	$	NA

Approximate Number of Equity Security Holders

On December 31, 2011 the Company's common stock has not received a bid/ask or a closing price quotation.  As of December 31, 2011, there were approximately 39 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.  No stock options have been issued as of December 31, 2011.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.      SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to proved the information required by this Item.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Notice Regarding Forward Looking Statements

This section of this Form 10-K includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing.  Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements.  Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Our Operating Strategy

Our website allows real estate professionals and consumers to interact through the Internet as a business medium.  Our operating strategy is to feature real estate agents websites on the RealEstateContacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate agency’s website.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

We will also have the technology to focus on online media, particularly video.  We will provide an online Real Estate Listings Video Network that will include rich media content including weekly and monthly shows by region which can be sold to sponsors and to affiliates by territory

Real Estate Contacts, Inc. will offer affiliate territories for local publishing of online real estate video channels in many areas, where our affiliate partner can own their own network channel, earn additional revenue opportunities, manage the publishing and display hundreds of video properties in a true television format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from the website of their local real estate office or agent.  In addition, our website will feature no more than five agents per territory.  This approach will eliminate a substantial amount of the competition for the real estate agent, broker and office.  For this reason alone we believe our concept will have a high level of interest from any real estate professional.

Our focus is driving high volumes of traffic to our advertisers putting the consumer with the most relevant and desired professional.  Thousands of unique visitors visit our website, (RealEstateContacts.com), to view real estate listings and homes for sale.  We accomplish this through highly focused and well-designed SEO strategies that allow our advertisers to receive greater amount of sales without spending huge resources.  Our methodology and resource expenditures are invaluable tools to our advertisers.  We do the marketing and our advertisers get the leads.

Currently, while there are other real estate directories and portals on the Internet, only a select few feature real estate agents on a semi-exclusive basis.  We believe this approach will be attractive to real estate professionals in each locale.

The RealEstateContacts.com portal website also features local mortgage brokers, lenders, real estate appraisers and real estate attorneys that want more traffic and exposure to their website for potential new clients.  By featuring local mortgage brokers, appraisers and real estate attorneys our website allows the consumer to have access to any financial, legal or appraisals questions and can receive all the information they would need very quickly in their geographical area.

We believe the driving of internet traffic is the key to any online marketing company.  We intend to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, pay per clicks advertising, banner advertising, email marketing, and linking up to other real estate portals and directories.

Our goal is to connect real estate professionals with consumers who are interested in buying or selling a home.  We believe that when a customer does research and knows which house he or she is interested in, the result is a more effective and time-efficient transaction for both buyer and seller.  We currently are aligned with over 2000 real estate offices and agents covering all 50 states.

Results of Operations

For the years ended December 31, 2011 and 2010.

Revenues

For the years ended; December 31, 2011, and 2010, we generated revenues of $6,512, and $6,646, respectively.  Revenue was generated from annual subscription dues.

Operating Expenses

Operating costs were incurred in the amount of $160,621 and $612,132 for the years ended December 31, 2011 and 2010, respectively.  The decrease was attributable to compensation expenses of $78,641 compared to $564,430 in the prior year.  The difference in compensation was primarily due to stock based compensation of $500,000 for the year ended December 31, 2010 to our CEO.  Additionally, professional expenses increased during 2011, due to the costs associated with public registration.  We anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $158,356 and $608,296 for the years ended December 31, 2011 and 2010, respectively.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders.  These advances are being made to supplement any cash generated by the operating revenue.  We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock.  Additionally, we will begin to use our common stock as payment for certain obligations and secure work to be performed.  Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At December 31, 2011 the Company has cash, in the amount of $1,151.  Management does not believe that is has adequate cash resources to meet current obligations, as the amount represents less than one month of operating expenses.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Management Consideration of Alternative Business Strategies

In order to continue to protect and increase shareholder value management believes that it may, from time to time, consider alternative management strategies to create value for the company or additional revenues.  Strategies to be reviewed may include acquisitions; roll-ups; strategic alliances; joint ventures on large projects; issuing common stock as compensation in lieu of cash; and/or mergers.

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.  At the current time, there have been no planned commitments to any independent considerations mentioned above.

Subsequent Events

Promissory Notes

In January and February 2012 the Company received $8,000 in cash in exchange for promissory notes to five (5) current shareholders.  The notes are summarized by their terms below:

Origination Date	Maturity Date	Face Value	Interest Rate
January 10, 2012	July 10, 2012	$1,000	10%
January 12, 2012	July 10, 2012	2,000	10%
February 17, 2012	August 17, 2012	1,000	10%
February 17, 2012	August 17, 2012	1,000	10%
February 24, 2012	August 24, 2012	3,000	10%
Total		$8,000

Common Shares Issued for Services

On February 15, 2012, the Company has issued 113,000,000 ($.0025 per share) common shares to the majority shareholder for association with fundraising efforts.  These shares are valued at $282,500, the fair market value of common shares at last transaction with independent third parties.

On February 17, 2012 the Company issued 200,000 ($.0025 per share) shares to a consultant for services valued at fair market value of $500.

Extinguishment of Debt

A Convertible Promissory Note, dated July 15, 2011, was issued by RECI on behalf of Abner Siegel. The principal amount of the note was $1,500. The note itself had its own conversion provision for 15,000 shares of RECI stock, converted at the price of $0.10 per share (or equaling 15,000 shares of RECI stock).

As a corollary of the debt purchase above, RECI executed the Cancellation of Debt in Exchange for Securities, also dated February 21, 2012. As a result, in a separate contract, RECI agreed to cancel the note/debt for $1,500 that Novel held (that was formerly issued to Abner Siegel) in exchange for 45,000,000 shares of RECI stock.

The Company will record this exchange as shares in exchange for debt and as a loss on debt extinguishment of $111,000.

Amendment to the Articles of Incorporation

On March 5, 2012, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 1,000,000,000 (one billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	900,000,000
Preferred Stock Class, Series A	$0.0001	10,000,000
Preferred Stock Class, Series B	$0.001	90,000,000

No preferred shares have been issued and have not been defined for the preferences.

Common Shares Sold for Cash

In March 2012 the Company sold 5,000,000 shares of the Company’s common stock at a price of $.0025 for proceeds in the amount of $12,500.

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2011 and 2010, which are contained in this filing, the Company’s 2011 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.  These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

The Company currently does not issue credit on services provided, therefore there are no accounts receivable.  No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required.  If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

In accordance with FASB ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year.  The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

ITEM 7A.   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Real Estate Contacts, Inc.

As of December 31, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Real Estate Contacts, Inc.

We have audited the accompanying balance sheets of Real Estate Contacts, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficiency and cash flows for the two years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Real Estate Contacts, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the two years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has net losses of $158,356 and $608,296 and negative cash flows from operations of $48,633 and $78,827 for the years ended December 31, 2011 and 2010, respectively and a working capital deficiency of $291,662 and a stockholders' deficiency of $288,245 as of December 31, 2011.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
March 30, 2012

1500 Gateway Boulevard, Suite 202  Boynton Beach, FL  33426
Telephone: (561) 752-1721  Fax: (561) 734-8562
www.cpawebb.com

Real Estate Contacts, Inc.
Balance Sheets

	December 31,	December 31,
	2011	2010
Assets
Current assets
Cash	$1,151	$7,784
Prepaid expenses	-	6,000
Total current assets	1,151	13,784

Website development costs, net of accumulated
amortization of $1,583 and $583, respectively	3,417	4,417

Total assets	$4,568	$18,201

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$30,626	$-
Accrued expenses	53,079	40,162
Deferred revenue	1,333	1,146
Due to shareholder	189,275	151,482
Convertible notes payable - shareholder	1,500	-
Notes payable - shareholders	17,000	-
Total liabilities	292,813	192,790

Commitments and Contingencies	-	-

Stockholders' Deficit
Preferred Stock, series A, $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock, series B, $.001 par value, 90,000,000 shares
Authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 55,130,000 and 51,395,000 shares
issued and outstanding, respectively	551	514
Additional paid-in capital	2,058,169	2,013,506
Accumulated deficit	(2,346,965)	(2,188,609)
Total stockholders' deficit	(288,245)	(174,589)
Total Liabilities and Stockholders' Deficit	$4,568	$18,201

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statement of Operations

	For the Year Ended
	December 31,
	2011	2010

Revenues	$6,512	$6,646

Operating expenses:
Selling expenses	2,268	18,313
Compensation	78,641	564,430
Professional	54,731	24,500
Rents and overhead	1,200	1,200
General and administrative	22,781	3,106
Amortization	1,000	583
Total operating expenses	160,621	612,132

Net loss from operations	(154,109)	(605,486)

Other expense
Interest expense	4,247	2,810

Net loss before provision for income taxes	(149,862)	(602,676)

Provision for income taxes	-	-

Net loss	$(158,356)	$(608,296)

Loss per share, basic and dilutive	$(0.00)	$(0.02)

Weighted average shares outstanding
basic and dilutive	54,368,219	39,094,508

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Changes in Stockholders' Deficit
For the years ended December 31, 2011 and 2010

					Additional		Stock-
	Preferred		Common		Paid in	Accumulated	Holders'
	Shares	Par	Shares	Par	Capital	Deficit	Deficit

Balance at December 31, 2009	-	$-	30,010,000	$300	$1,427,220	$(1,580,313)	$(152,793)

Common shares sold for cash,
2010 for $0.007 average per share	-	-	11,385,000	114	85,186	-	85,300

Common shares issued for services
September 22, 2010 for $0.050 per share	-	-	10,000,000	100	499,900	-	500,000

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Net loss	-	-	-	-	-	(608,296)	(608,296)
Balance at December 31, 2010	-	-	51,395,000	514	2,013,506	(2,188,609)	(174,589)

Common shares sold for cash,
January 25, 2011 for $0.005	-	-	2,000,000	20	9,980	-	10,000
March 11, 2011 for $0.10	-	-	15,000	-	1,500	-	1,500
March 31, 2011 for $0.01	-	-	500,000	5	4,995	-	5,000
April 05, 2011 for $0.10	-	-	20,000	-	2,000	-	2,000
May 23, 2011 for $0.01	-	-	1,000,000	10	4,990	-	5,000

Common shares issued for services
January 07, 2011 for $0.10	-	-	100,000	1	9,999	-	10,000
December 30, 2011 for $0.10	-	-	100,000	1	9,999	-	10,000

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Net loss	-	-	-	-	-	(158,356)	(158,356)
Balance at December 31, 2011	-	-	55,130,000	$551	$2,058,169	$(2,346,965)	$(288,245)

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows

	For the Year Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities:
Net loss	$(158,356)	$(608,296)
Adjustment to reconcile net loss to net
cash used in operations:
Amortization	1,000	583
Stock based compensation0	20,000	500,000
In kind contribution of rent	1,200	1,200
Changes in assets and liabilities:
Prepaid expenses	6,000	(6,000)
Accounts payable	30,626	-
Accrued expenses	12,917	17,246
Deferred revenue	187	(229)
Shareholder advances	37,793	22,669
Net Cash Used in Operating Activities	(48,633)	(72,827)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(5,000)
Net Cash Used in Investing Activities	-	(5,000)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable - shareholder	1,500	-
Proceeds from notes payable - shareholders	17,000	-
Proceeds from issuance of equity	23,500	85,300
Net Cash Provided by Financing Activities	42,000	85,300

Net increase (decrease) in Cash	(6,633)	7,473

Cash at beginning of period	7,784	311

Cash at end of period	$1,151	$7,784

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Notes to the Financial Statements
For the years ended December 31, 2011 and 2010

1.           Background Information

Real Estate Contacts, Inc. ("The Company", “RECI”) was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania. The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video television company that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

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

The significant accounting policies followed are:

Basis of Presentation
The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

Use of Estimates
In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimate is for the valuation of deferred taxes. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

Financial Instruments
The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, deferred revenues and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the due to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

Cash and Cash Equivalents
The majority of cash is maintained with a major financial institution in the United States.  As of December 31, 2011 and 2010, deposits with this bank did not exceed the amount of insurance provided on such deposits.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Credit
The Company currently does not issue credit on services provided, therefore there are no accounts receivable.  No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

Property and Equipment
Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated three year life of the asset. In accordance with FASB ASC No. 350, Intangibles, Goodwill and Other, the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

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

Share-based Compensation
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

Advertising Costs
The costs of advertising are expensed as incurred.  Advertising expense was $846 and $16,500 for the years ended December 31, 2011 and 2010, respectively.

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

Reclassifications
Certain amounts from prior periods have been reclassified to conform to the current period presentation.  These reclassifications had no impact on the Company's net loss or cash position.

Earnings (Loss) Per Share
Basic earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted earnings (loss) per share include the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the years ended December 31, 2011 and 2010 there was 15,000 potential common shares from a convertible note and no share equivalents, respectively.  For December 31,2011 and 2010 there were losses and, thus, anti-dilution issues are not applicable.

3.           Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $158,356 and $608,296, accumulated deficits of $2,346,965 and $2,188,609, working capital deficiencies of $291,662 and $179,006 and negative operating cash flows of $48,633 and $72,827 for the years ended December 31, 2011 and 2010, respectively.  As of December 31, 2011 the Company had insufficient cash with which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.           Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (ASU 2011-11). This newly issued accounting standard requires an entity to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position as well as instruments and transactions executed under a master netting or similar arrangement and was issued to enable users of financial statements to understand the effects or potential effects of those arrangements on its financial position. This ASU is required to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. As this accounting standard only requires enhanced disclosure, the adoption of this standard is not expected to have an impact our financial position or results of operations.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05). This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments in this ASU do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. In December 2011, the FASB issued ASU No. 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05, which defers the requirement within ASU 2011-05 to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented. During the deferral, entities should continue to report reclassifications out of accumulated other comprehensive income consistent with the presentation requirements in effect prior to the issuance of ASU 2011-05. These ASUs are required to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As these accounting standards do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income, the adoption of these standards is not expected to have an impact on our financial position or results of operations.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04). This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable (level 3)  inputs. This ASU is effective on a prospective basis for annual and interim reporting periods beginning on or after December 15, 2011. The adoption of this standard is not expected to have a material impact on our financial position or results of operations.

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

5.           Property and Equipment

Property and equipment consists of:

	December 31,
	2011	2010
Website Development Costs	$5,000	$5,000
Less accumulated amortization	1,583	583
Property and equipment, net	$3,417	$4,417

Amortization of website was $1,000 and $583 for the year ended December 31, 2011 and 2010, respectively.

6.           Accrued Liabilities

Accrued expenses consist of:

	December 31,
	2011	2010
Accrued Interest	$15,348	$11,072
Accrued Payroll Taxes	37,731	19,090
Accrued Professional	-	10,000
Total Accrued expenses	$53,079	$40,162

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.

7.           Note Payable – Shareholders

During the year ended December 31, 2011, the Company received cash from a shareholder in the amount of $1,500 in exchange for a convertible promissory note, with a maturity date of July 15, 2012, bearing interest at 10% per annum.  The note is convertible into 15,000 shares at $.10 a share.

Per the convertible debt agreements the conversion price is to be calculated by dividing the amount of outstanding principal and interest that the holder elects to convert by the stated conversion price.  Since the convertible debt can be converted at any time from the signing of the agreement forward, the closing prices of the convertible debt agreement dates were used for the calculation of the beneficial conversion feature, in accordance with ASC 470.  Since the conversion price and the fair market value, at the time of the agreement, were the same, there was no beneficial conversion feature associated with the convertible debt issued.

In October, November, and December 2011 the Company received $17,000 in cash in exchange for promissory notes to seven (7) current shareholders.  The notes are summarized by their terms below:

Origination Date	Maturity Date	Face Value	Interest Rate
October 10, 2011	May 1, 2012	$2,000	10%
October 12, 2011	May 1, 2012	1,000	10%
October 19, 2011	January 15, 2012	5,000	12%
October 19, 2011	January 15, 2012	5,000	12%
November 9, 2011	May 1, 2012	1,000	10%
November 14, 2011	May 1, 2012	1,000	10%
December 10, 2011	May 10, 2012	2,000	10%
Total		$17,000

8.           Income Tax

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

	December 31,
	2011	2010
Income tax provision (benefit) at statutory rate	$(59,000)	$(226,900)
Non-deductible items	7,500	186,500
Subtotal	(51,500)	(40,400)
Change in valuation allowance	51,500	40,400
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$215,100	$163,600

Valuation allowance	(215,100)	(163,600)
Deferred tax asset, net	$-	$-

As of December 31, 2011, the Company has taxable net loss carryovers of approximately $577,000. The change in the valuation allowance for the years ended December 31, 2011 and 2010 was $51,500 and $40,400, respectively.  Net operating losses will begin to expire in 2025 through 2031.

The Company's federal income tax returns for the years ended December 31, 2008 through December 31, 2011 remain subject to examination by the Internal Revenue Service as of December 31, 2011.

9.           Equity

The Company has Ten Million (10,000,000) shares of Preferred Stock with a par value of $0.0001 and Five Hundred Million (500,000,000) shares of stock are authorized by the company’s Amended Articles of Incorporation filed within the State of Florida, at par value $.00001.  In February 2012 (see note 12) the Company amended it articles to designate a preferred series B shares, authorizing 90,000,000 at a par value of $.001.  Rights and preferences for the preferred stock have not been designated by the Board of Directors.

The Company has issued 3,535,000 and 11,385,000 common shares for cash proceeds of $23,500 and $85,300 for the year ended December 31, 2011 and 2010, respectively.

The Company issued 200,000 shares of common stock, at a fair market value of $20,000 ($.10 per share) to two (2) consultants for services during the year ended December 31, 2011.

During the year ended December 31, 2010, the Company issued 10,000,000 shares to the founder for services rendered.  These shares were valued at $.05 per share, based on the established fair value of shares sold to unrelated third party investors at the time of grant and compensation expense recorded for the full value of $500,000.

During the year ended December 31, 2011 and 2010 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

A note payable issued during 2011 is convertible into shares of common stock.  There are no other warrants or options currently outstanding.

10.         Related Party Transactions

On March 10, 2010, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer.  The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).  The total minimum aggregate annual amount due under the employment agreement is approximately $60,000 plus bonuses which was in the form of stock valued at $500,000 in 2010.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $189,275 and $151,482 as of December 31, 2011 and December 31, 2010, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the year ended December 31, 2011 and 2010, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2011and 2010, respectively.
The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

11.        Commitments and Contingencies

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

12.        Subsequent Events

Promissory Notes

In January and February 2012 the Company received $8,000 in cash in exchange for promissory notes to five (5) current shareholders.  The notes are summarized by their terms below:

Origination Date	Maturity Date	Face Value	Interest Rate
January 10, 2012	July 10, 2012	$1,000	10%
January 12, 2012	July 10, 2012	2,000	10%
February 17, 2012	August 17, 2012	1,000	10%
February 17, 2012	August 17, 2012	1,000	10%
February 24, 2012	August 24, 2012	3,000	10%
Total		$8,000

Common Shares Issued for Services

On February 15, 2012, the Company has issued 113,000,000 ($.0025 per share) common shares to the majority shareholder for association with fundraising efforts.  These shares are valued at $282,500, the fair market value of common shares at last transaction with independent third parties.

On February 17, 2012 the Company issued 200,000 ($.0025 per share) shares to a consultant for services valued at fair market value of $500.

Extinguishment of Debt

A Convertible Promissory Note, dated July 15, 2011, was issued by RECI on behalf of Abner Siegel. The principal amount of the note was $1,500. The note itself had its own conversion provision for 15,000 shares of RECI stock, converted at the price of $0.10 per share (or equaling 15,000 shares of RECI stock).

As a corollary of the debt purchase above, RECI executed the Cancellation of Debt in Exchange for Securities, also dated February 21, 2012. As a result, in a separate contract, RECI agreed to cancel the note/debt for $1,500 that Novel held (that was formerly issued to Abner Siegel) in exchange for 45,000,000 shares of RECI stock.

The Company will record this exchange as shares in exchange for debt and as a loss on debt extinguishment of $111,000.

Amendment to the Articles of Incorporation

On March 5, 2012, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 1,000,000,000 (one billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	900,000,000
Preferred Stock Class, Series A	$0.0001	10,000,000
Preferred Stock Class, Series B	$0.001	90,000,000

No preferred shares have been issued and have not been defined for the preferences.

Common Shares Sold for Cash

In March 2012 the Company sold 5,000,000 shares of the Company’s common stock at a price of $.0025 for proceeds in the amount of $12,500.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have engaged Webb & Co, C.P.A., ("Webb") as our independent auditor.  They are our first auditor and we have not had any disagreements with Webb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with its reports.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2011 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.  Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company's limited resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	55

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 55

Robert DeAngelis is the Founder, President and Chief Executive Officer of Real Estate Contacts, Inc., and has been since the company’s inception in 2005.  Mr. DeAngelis brings to the company over 20 years of successful business development and management experience along with a strong diverse background of sales, financial and internet experience.  Mr. DeAngelis is responsible for running the overall day to day management operations of the companies’ administrative functions, corporate filings, strategic evolution direction of the business, the overall vision as well as the sales and marketing for the company.

From 1997-2005 Mr. DeAngelis developed a company named The Privilege Club, Inc.  This company was a print and internet advertising company for upper scale retailers and business owners.  Prior to developing The Privilege Club, between 1987 through 1997 he developed a print and newspaper advertising company named Shopping Center Promotions and Marketing, Inc.  In this capacity, Mr. DeAngelis planned successful marketing and advertising strategies working with shopping center owners and management owners in the South Florida area.  From 1979 through 1985, Mr. DeAngelis managed several branch real estate offices in Ft. Lauderdale, Florida consisting of Century 21, ERA and Realty World Franchises.

In 1974, Mr. DeAngelis received his Associate’s Degree in Applied Business and his Bachelor of Science in Business Administration in 1977 from Youngstown University, Youngstown, Ohio.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Code of Ethics

We have adopted a code of ethics as of December 31, 2011 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.  The following is a summation of the key points of the Code of Ethics we adopted:

•	Honest and ethical conduct, including ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•
Full, fair, accurate, timely, and understandable disclosure reports and documents that a small business issuer files with, or submits to, the Commission and in other public communications made by our Company;

•	Full compliance with applicable government laws, rules and regulations;
•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and
•	Accountability for adherence to the code.

Corporate Governance

We are a small reporting company, not subject to the reporting requirements of Section 13(a) or 15(d) of the Exchange Act respecting any director.  We have conducted special Board of Director meetings almost every month since inception.  Each of our directors has attended all meetings either in person or via telephone conference.  We have no standing committees regarding audit, compensation or other nominating committees.  In addition to the contact information in private placement memorandum, each shareholder will be given specific information on how he/she can direct communications to the officers and directors of the corporation at our annual shareholders meetings.  All communications from shareholders are relayed to the members of the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Coastline Corporate Services, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2011 and 2010.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2011 and 2010 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis, President, Chief	2011	$60,000	$-0-	-0-	-0-	-0-	-0-	-0-	$60,000
Executive Officer, and	2010	$60,000	500,000	-0-	-0-	-0-	-0-	-0-	$560,000
Chief Financial Officer	2009	$60,000	-0-	-0-	-0-	-0-	-0-	-0-	$60,000
(1) There is an employment contract with the Executive at this time. There is no employment contract with the Directors at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Executive Compensation

No officer or director has received any compensation from us.  Until we achieve significant operational revenues, it is not anticipated that any officer or director will receive compensation from us.

As of December 31, 2011 we have one full time employee, and plan to employ more qualified employees in the near future.  On March 10, 2010 we entered into a three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $5,000 per month plus performance bonuses.

Additional Compensation of Directors

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

Board of Directors and Committees

Our board of directors appoints our executive officers to serve at the discretion of the board.  Our directors receive no compensation from us for serving on the board.  Until we achieve significant operational revenues, we do not intend to reimburse our officers or directors for travel and other expenses incurred in connection with attending the board meetings or for conducting business activities.

Employment Agreements

On March 10, 2010, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $60,000 plus bonuses. During 2010, the Company paid a $500,000 bonus by the issuance of 10,000,000 common shares.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2011, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities.  In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2011, and by the officers and directors, individually and as a group.  All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	37,000,000	67.1%

* based on 55,130,000 shares issued and outstanding as of December 31, 2011

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2011, Mr. DeAngelis beneficially owns 37,000,000 shares of common stock.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services provided by Webb & Company, P.A. for 2011.

2011

Audit Fees	$19,207
Audit-Related Fees	5,614
Tax Fees	0
All Other Fees	0
Total	$24,821

Audit Fees — This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.
Audit-Related Fees — This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.
Tax Fees — This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.
All Other Fees — This category consists of fees for other miscellaneous items.
Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2011 were pre-approved by the entire Board of Directors.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•
entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors.

The pre-approval process has just been implemented in response to the new rules.  Therefore, our board of directors does not have records of what percentage of the above fees was pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Title
3.1	Amendment to the Certificate of Incorporation dated March 5, 2012.
3.2	Bylaws*
10.1	Robert DeAngelis Employment Agreement**
31.1	Certification of the Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive Data File (Form 10-K for the quarterly period ended October 31, 2011 furnished in XBRL).

In accordance with SEC Release 33-8238, Exhibits 32.1 and 32.2 are being furnished and not filed.

* Filed as exhibit 3.2 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2011

** - Filed as exhibit 10.1 to the Registration Statement on Form S-1 filed with the SEC on June 15, 2011

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Real Estate Contacts, Inc.

Dated: March 30, 2012	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Robert DeAngelis	President	March 30, 2012
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director