Form 10-Q
period 2012-03-31
Real Estate Contacts, Inc.
filed 2012-05-15
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE CONTACTS, INC.

(Exact name of registrant as specified in charter)

Florida	333-174905	59-3800845
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

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

Yes ☒ No ☐

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

As of May 9, 2012: 173,330,000 shares, par value $0.00001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2012

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” “RECI,” and the “Company,” they refer to Real Estate Contacts, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

REAL ESTATE CONTACTS, INC.

Balance Sheets

	March 31,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$4,452	$1,151
Total current assets	4,452	1,151

Website development costs, net of accumulated
amortization of $1,833 and $1,583, respectively	3,167	3,417

Total assets	$7,619	$4,568

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,942	$30,626
Accrued expenses	64,595	53,079
Deferred revenue	2,867	1,333
Due to shareholder	196,675	189,275
Notes payable - shareholder	25,000	17,000
Convertible note payable - shareholder	-	1,500
Total current liabilities	311,079	292,813
Total liabilities	311,079	292,813

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 224,430,000 and 55,130,000 shares
issued and outstanding, respectively	2,244	551
Additional paid-in capital	2,480,026	2,058,169
Accumulated deficit	(2,785,730)	(2,346,965)
Total stockholders' deficit	(303,460)	(288,245)

Total Liabilities and Stockholders' Deficit	$7,619	$4,568

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011

Revenues	$1,017	$2,296

Operating expenses:
Selling expenses	644	878
Compensation	25,489	17,516
Professional	1,150	19,850
Rents and overhead	300	300
General and administrative	1,677	1,042
Stock-based compensation	298,250	1,042
Amortization	250	250
Total operating expenses	327,760	40,878

Net loss from operations	(326,743)	(38,582)

Other expenses:
Interest expense	(1,022)	(769)
Loss on extinguishment of debt	(111,000)	(769)
Net loss before provision for income taxes	(438,765)	(40,120)

Provision for income taxes	-	-

Net loss	$(438,765)	$(40,120)

Loss per share, primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding
primary and dilutive	125,409,668	52,946,814

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Statements of Stockholders' Deficit

(unaudited)

					Additional		Stock-
	Preferred		Common		Paid in	Accumulated	Holders'
	Shares	Par	Shares	Par	Capital	Deficit	Deficit

Balance at December 31, 2010	-	$ -	51,395,000	$ 514	$ 2,013,506	$ (2,188,609)	$ (174,589)

Common shares sold for cash,
January 25, 2011 for $0.005	-	-	2,000,000	20	9,980		10,000
March 11, 2011 for $0.10	-	-	15,000	-	1,500		1,500
March 31, 2011 for $0.01	-	-	500,000	5	4,995		5,000
April 05, 2011 for $0.10	-	-	20,000	-	2,000		2,000
May 23, 2011 for $0.01	-	-	1,000,000	10	4,990		5,000

Common shares issued for services
January 07, 2011 for $0.10	-	-	100,000	1	9,999		10,000
December 30, 2011 for $0.10	-	-	100,000	1	9,999		10,000

In kind contribution of rent					1,200		1,200

Net loss						(158,356)	(158,356)
Balance at December 31, 2011	-	-	55,130,000	551	2,058,169	(2,346,965)	(288,245)

Common shares issued:
for cash			5,000,000	50	12,450		12,500
for services			119,300,000	1,193	297,057		298,250
exchange for debt			45,000,000	450	112,050		112,500

In kind contribution of rent					300		300

Net loss						(438,765)	(438,765)
Balance at March 31, 2012	-	$ -	224,430,000	$ 2,244	$2,480,026	$ (2,785,730)	$ (303,460)

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(438,765)	$(40,120)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	250	250
Stock based compensation	298,250	10,000
In kind contribution of rent	300	300
Extinguishment of debt	111,000	-
Changes in assets and liabilities:
Prepaid expenses	-	6,000
Accounts payable	(8,684)	3,292
Accrued expenses	11,516	-
Deferred revenue	1,534	604
Shareholder advances	7,400	6,475
Net Cash Used by Operating Activities	(17,199)	(13,199)

Cash Flows from Financing Activities:
Proceeds from notes payable-shareholder	8,000	-
Proceeds from issuance of equity	12,500	16,500
Net Cash Provided by Financing Activities	20,500	16,500

Net increase (decrease) in Cash	3,301	3,301
Cash at beginning of period	1,151	7,784
Cash at end of period	$4,452	$11,085

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three months ended March 31, 2012 and 2011

1.                   Background Information

 Real Estate Contacts, Inc. (“RECI” or the “Company") was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania. The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video television company that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

Along with our comprehensive real estate search engine portal we plan to launch and operate the most definitive online real estate television network with a focus on foreclosures, bank owned REO's, and short sale opportunities in the hottest and most dynamic markets.RealEstateContacts.com provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website and our Real Estate Video Television Channel.The Company’s business is conducted solely within the Internet and the Online Television Video arena. Our company is the first of its kind real estate search engine, social community and media network that matches buyers, sellers, brokers and professionals anywhere in the world through rich online media.

2.            Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and with the instructions to Form 10-Q and Regulation S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended March 31, 2012 and 2011; (b) the financial position at March 31, 2011; and (c) cash flows for the three month periods ended March 31, 2012 and 2011, have been made.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2011 Form 10K filed with the Securities and Exchange Commission.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for potential credit card chargeback's and refunds based on our historical chargeback and refund experience. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of March 31, 2012 and December 31, 2011, deposits with this bank did not exceed the amount of insurance provided on such deposits. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three months ended March 31, 2012 and 2011

2.            Summary of Significant Accounting Policies (continued)

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

Advertising

The costs of advertising are expensed as incurred.  Advertising expense was $70 and $300 for the three months ended March 31, 2012 and 2011, respectively.

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

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three months ended March 31, 2012 and 2011

2.            Summary of Significant Accounting Policies (continued)

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. For the three months ended March 31, 2012 and 2011 there were no share equivalents.

3.            Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has a history of losses and has incurred net losses for the three month periods ending March 31, 2012 and 2011, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the three months ended March 31, 2012. As of March 31, 2012 the Company had insufficient cash with which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

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

5.            Equity

The Company has issued 5,000,000 and 3,535,000 common shares for cash proceeds of $12,500 and $23,500 for the three months ended March 31, 2012 and for the year ended December 31 2011, respectively.

On February 15, 2012, the Company has issued 113,000,000 common shares to the majority shareholder for association with fundraising efforts.  These shares are valued at $282,500 ($.0025 per share), the fair market value of common shares at last transaction with independent third parties.

During the quarter an additional 6,300,000 common shares were issued to a consultants for services valued at fair market value of $15,750 ($.0025 per share).

A Convertible Promissory Note, dated July 15, 2011, was issued by RECI on behalf of Abner Siegel. The principal amount of the note was $1,500. The note itself had its own conversion provision for 15,000 shares of RECI stock, converted at the price of $0.10 per share (or equaling 15,000 shares of RECI stock).    As a corollary of the debt purchase above, RECI executed the Cancellation of Debt in Exchange for Securities, also dated February 21, 2012. As a result, in a separate contract, RECI agreed to cancel the note/debt for $1,500 that Novel held (that was formerly issued to Abner Siegel) in exchange for 45,000,000 shares of RECI stock. The Company recorded this exchange as shares in exchange for debt and as a loss on debt extinguishment of $111,000, with a net increase to capital in the amount of $112,500.  Subsequent to the period, this transaction is in rescission and the shares, previously issued, have been returned to the Company and have been cancelled.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three months ended March 31, 2012 and 2011

5.            Equity (continued)

During the three month periods ended March 31, 2012 and 2011 the Company recorded in-kind contributions for rent expense in the amount of $300 and $300, respectively and $1,200 for the year ended December 31, 2011.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $196,675 and $189,275 as of March 31, 2012 and December 31, 2011, respectively. There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the three months ended March 31, 2012 and 2011, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300 and $300 for the three month periods ended March 31, 2012 and 2011, respectively.

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

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three months ended March 31, 2012 and 2011

8.          Notes Payable

In January and February 2012 the Company received $8,000 in cash in exchange for promissory notes to five (5) current shareholders.  Total notes payable were $25,000 and $17,000 as of March 31, 2012 and December 31, 2011, respectively.  The notes outstanding are summarized by their terms below:

Origination Date	Maturity Date	Face Value	Interest Rate
October 10, 2011	May 1, 2012	$ 2,000	10%
October 12, 2011	May 1, 2012	1,000	10%
October 19, 2011	January 15, 2012 [a,b]	5,000	12%
October 19, 2011	January 15, 2012 [a]	5,000	12%
November 9, 2011	May 1, 2012	1,000	10%
November 14, 2011	May 1, 2012	1,000	10%
December 10, 2011	May 10, 2012	2,000	10%
January 10, 2012	July 10, 2012	1,000	10%
January 12, 2012	July 10, 2012	2,000	10%
February 17, 2012	August 17, 2012	1,000	10%
February 17, 2012	August 17, 2012	1,000	10%
February 24, 2012	August 24, 2012	3,000	10%
Total		$ 25,000

a

Note maturity due on demand.

b

On April 11, 2012, subsequent to March 31, 2012, notes were exchanged into common shares at the fair value price of $.0025 per share, or 2,000,000 shares of common stock.

9.          Subsequent Events

On April 11, 2012 the Company issued 2,000,000 shares of common stock in exchange for a promissory note in the amount of $5,000 ($.0025 per share).

On April 20, 2012 the Company issued 2,500,000 shares of common stock in exchange for $6,250 ($.0025 per share).

On April 12, 2012 the February 21, 2012 agreement which converted a $1,500 note payable that was sold to an unrelated third party and converted into 45,000,000 shares of common stock was rescinded.   The shares have been tendered and cancelled on April 11, 2012.

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

Our website allows real estate professionals and consumers to interact through the internet as a business medium. The Company’s operating strategy is to feature real estate professionals’ websites on the RealEstateContacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate agency’s website. This format is called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

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

For the three months ended March 31, 2012 compared to March 31, 2011

Results of Operation

Revenues generated were $1,017 and 2,296 for the three month period ended March 31, 2012 and 2011, respectively. Billings have been increasing slightly as the public’s acceptance and awareness of our site’s service offering increases and we attain renewals of service.

Operating expenses were $327,760 and $40,878 for the three month periods ended March 31, 2012 and 2011, respectively. The Company has recorded significant non-cash expenses related to salaries. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

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

At March 31, 2012 the Company has cash in the amount of $4,452.  Management does not believe that is has adequate cash resources to meet current obligations, as the amount represents less than one month of operating expenses. The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2012 we have $4,452 cash on hand to meet our current obligations. As of March 31, 2012, we have a negative working capital of $306,627 and for the three months ended March 31, 2012 have used $17,199 in our operating activities.

Based upon the above, we do not believe we have enough cash to support our daily operations for the next 12 months while we are attempting to expand operations and produce revenues. We estimate the Company needs an additional $250,000 to fully implement its business plans over the next twelve months.  In addition, we anticipate we will need a minimum of $80,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. These recently issued pronouncements have been addressed in the footnotes to the financial statements included in this filing.

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

Item 4.                 Mine Safety Disclosure.

None.

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

REAL ESTATE CONTACTS, INC.

Dated: May 14, 2012	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director