Form 10-Q
period 2012-06-30
Real Estate Contacts, Inc.
filed 2012-08-13
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE CONTACTS, INC.

(Exact name of registrant as specified in charter)

Florida	333-174905	593800845
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

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

Large accelerated filer. ☐	Accelerated filer. ☐
Non-accelerated filer. ☐ (Do not check if a smaller reporting company)	Smaller reporting company. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of August 13, 2012: 189,135,000 shares par value $0.00001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	June 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$617	$1,151
Total current assets	617	1,151

Website development costs, net of accumulated
amortization of $2,083 and $1,583, respectively	2,917	3,417
Total assets	$3,534	$4,568

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$32,296	$30,626
Accrued expenses	66,324	53,079
Deferred revenue	3,067	1,333
Due to shareholder	201,836	189,275
Notes payable - shareholder	12,500	17,000
Convertible note payable - shareholder	-	1,500
Total current liabilities	316,023	292,813
Total liabilities	316,023	292,813

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 188,485,,000 and 55,130,000 shares
issued and outstanding, respectively	1,885	551
Additional paid-in capital	3,010,685	2,058,169
Accumulated deficit	(3,325,059)	(2,346,965)
Total stockholders' deficit	(312,489)	(288,245)

Total Liabilities and Stockholders' Deficit	$3,534	$4,568

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Revenues	$1,200	$1,729	$2,217	$4,025

Operating expenses:
Selling expenses	414	623	1,058	1,501
Compensation	16,170	15,496	41,659	33,012
Professional	13,240	5,075	14,390	14,925
Rents and overhead	300	300	600	600
General and administrative	12,857	1,567	14,534	2,609
Stock-based compensation	-	-	298,250	10,000
Amortization	250	250	500	500
	-	-	-	-
Total operating expenses	43,231	23,311	370,991	63,147

Net loss from operations	(42,031)	(21,582)	(368,774)	(59,122)

Other expense
Interest expense	(2,048)	(812)	(3,070)	(1,581)
Loss on extinguishment of debt	(595,250)	-	(606,250)	-
Net loss before provision for income taxes	(639,329)	(22,394)	(978,094)	(60,703)

Provision for income taxes	-	-	-	-

Net loss	$(639,329)	$(22,394)	$(978,094)	$(60,703)

Loss per share, primary and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding
primary and dilutive	190,852,802	54,457,692	158,131,236	53,702,253

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(978,094)	$(60,703)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	500	500
Stock based compensation	298,250	10,000
In kind contribution of rent	600	600
Extinguishment of debt	606,250	-
Changes in assets and liabilities:
Accounts receivable	-	-
Prepaid expenses	-	6,000
Accounts payable	1,670	-
Accrued expenses	13,245	(1,389)
Deferred revenue	1,734	875
Shareholder advances	12,561	15,325
Net Cash Used by Operating Activities	(43,284)	(28,792)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	-
Net Cash Used by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	14,500	-
Proceeds from issuance of equity	28,250	23,500
Net Cash Provided by Financing Activities	42,750	23,500

Net increase (decrease) in Cash	(534)	(5,292)

Cash at beginning of period	1,151	7,784

Cash at end of period	$617	$2,492

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes in exchange for common shares	$19,000	$-

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2012 and 2011

1.

Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania.  The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video channel network that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

Along with our comprehensive real estate search engine portal we plan to launch and operate the most definitive online national real estate video channel network.  Our new video channel will consist of all real estate listings in a live video or video tour program.

RealEstateContacts.com provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website and our Real Estate Video Channel.

The Company’s business is conducted solely within the Internet and the Online Video arena.  Our company is the first of its kind real estate search engine, social community and video media network that matches buyers, sellers, brokers and professionals anywhere in the world through rich online media.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2012 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2012.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2011 Form 10K filed with the Securities and Exchange Commission.

Basis of Accounting

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended June 30, 2012 and 2011; (b) the financial position at June 30, 2012; and (c) cash flows for the three month periods ended June 30, 2012 and 2011, have been made.

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

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2012 and 2011

2.

Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of June 30, 2012 and December 31, 2011, deposits with this bank did not exceed the amount of insurance provided on such deposits.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred.   Advertising expense was $145 and $16,000 for the six months ended June 30, 2012 and 2011, respectively.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2012 and 2011

2.

Summary of Significant Accounting Policies (continued)

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the three months ended June 30, 2012 and 2011 there were 15,000 share equivalents, resulting from the issuance of a convertible note.

3.

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has a history of losses and has incurred net losses for the three month periods ending June 30, 2012 and 2011, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the three months ended June 30, 2012.  As of June 30, 2012 the Company had insufficient cash with which to satisfy future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

5.

Equity

The Company has issued 10,600,000 and 3,535,000 common shares for cash proceeds of $28,250 and $23,500 for the six months ended June 30, 2012 and 2011, respectively.

On February 15, 2012, the Company has issued 113,000,000 common shares to the majority shareholder for association with fundraising efforts.  These shares are valued at $282,500 ($.0025 per share), the fair market value of common shares at last transaction with independent third parties.  During the six months ended June 30, 2012 an additional 6,300,000 shares were issued for service, valued at $15,750 or $.0025.  In the comparative six month period ended June 30, 2011, there were a total of 100,000 shares issued for services, valued at $10,000.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2012 and 2011

5.

Equity (continued)

A Convertible Promissory Note, dated July 15, 2011, was issued by RECI on behalf of Abner Siegel. The principal amount of the note was $1,500. The note itself had its own conversion provision for 15,000 shares of RECI stock, converted at the price of $0.10 per share (or equaling 15,000 shares of RECI stock).    As a corollary of the debt purchase above, RECI executed the Cancellation of Debt in Exchange for Securities, also dated February 21, 2012.  As a result, in a separate contract, RECI agreed to cancel the note/debt for $1,500 that Novel held (that was formerly issued to Abner Siegel) in exchange for 45,000,000 shares of RECI stock. The Company recorded this exchange as shares in exchange for debt and as a loss on debt extinguishment of $111,000, with a net increase to capital in the amount of $112,500.  Subsequent to the reporting period, this deal was rescinded and the shares, previously issued, have been returned to the Company and have been cancelled.

During the six months ended June 30, 2012 the Company negotiated settlement of nine notes payable, in the aggregate amount of $19,000, in exchange for a total of 3,455,000 shares of common stock.  The notes did not specify any conversion features and therefore the Company discounted the shares offered in exchange.  The notes were converted at a share price ranging from $.003 to $.02.   The fair market value of the shares, at the time of negotiated conversion, ranged $.14 to $.15.  The Company recorded a loss on settlement of debt in the amount of $495,250, the difference in the fair market value of the shares exchanged.

During the three month periods ended June 30, 2012 and 2011 the Company recorded in-kind contributions for rent expense in the amount of $300, $300, $600 and $600, respectively.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $201,836 and $189,275 as of June 31, 2012 and December 31, 2011, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the three months ended June 31, 2012 and 2011, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300, $300, $600 and $600 for the three and six month periods ended June 31, 2012 and 2011, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2012 and 2011

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

8.

Notes Payable

In May 2012 the Company received $5,000 in cash in exchange for a promissory note to one (1) current shareholder

.  Total notes payable were $12,500 and $17,000 as of March 31, 2012 and December 31, 2011, respectively.  The notes outstanding are summarized by their terms below:

Note	Origination Date	Maturity Date	Face Value	Interest Rate
Note payable, convertible into 15,000 shares of common stock	July 15, 2011	July 15, 2012	$ 1,500	10%
Note payable	December 10, 2011	May 10, 2012	2,000	10%
Note payable	February 22, 2012	August 17, 2012	1,000	10%
Note payable	February 29, 2012	August 24, 2012	3,000	10%
Note payable	May 02, 2012	May 2, 2013	5,000	12%
Total			$ 12,500

9.

 Subsequent Events

On July 25, 2012 the Company issued 200,000 shares of common stock in exchange for $2,000 ($.01 per share).

On July 26, 2012 the Company issued 450,000 shares of common stock in exchange for $13,000 ($.029 per share).

In July 2012 the Company received $2,500 in cash in exchange for a promissory note to one (1) current shareholder

. The notes outstanding are summarized by their terms below:

Origination Date	Maturity Date	Face Value	Interest Rate
July 18, 2012	July 18, 2013	$ 2,500	0%
Total		$ 2,500

On July 26, 2012 the Company entered into a promissory note with an unrelated party.  Proceeds from the loan were $25,000.

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

Real Estate Contacts, Inc. will offer affiliate territories for local publishing of online real estate video channels in many areas, where our affiliate partner can own their own video channel, manage the publishing and display hundreds of video properties in a true television format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

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

For the three and six months ended June 30, 2012 compared to June 30, 2011

Results of Operation

Revenues generated were $1,200, $1,729, $2,217 and $4,025 for the three and six month periods ended June 30, 2012 and 2011, respectively.  Billings have decreased slightly as the real estate housing market continues in the depression. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.

Operating expenses were $43,231, $23,311, $370,991 and $63,147 for the three and six month periods ended June 30, 2012 and 2011, respectively.  The Company has recorded significant non-cash expenses related to salaries, in the amount of $298,250 for the six months ended June 30, 2012, as compared to $10,000 for the six months ended June 30, 2011.  Other significant expenses incurred are related to professional expense related to the preparation of our public filing.  We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three and six month period due to conversions of debt.  We have recorded $606,250 of losses on the settlement of debt through the issuance of our common stock.  Issuances were recorded at the fair value of the common stock. The difference between the stock value and the extinguished debt resulted in a loss.

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

At June 30, 2012 the Company has cash in the amount of $617.  Management does not believe that is has adequate cash resources to meet current obligations, as the amount represents less than one month of operating expenses.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2012 we have $617 cash on hand to meet our current obligations.  As of June 30, 2012, we have a negative working capital of $315,406 and for the six months ended June 30, 2012 have used $43,284 in our operating activities.

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

REAL ESTATE CONTACTS, INC.

Dated: August 13, 2012	By:
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director