Form 10-Q/A
period 2012-06-30
Real Estate Contacts, Inc.
filed 2012-09-14
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

Amendment 1

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

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2012

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

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
authorized; 188,485, 000 and 55,130,000 shares
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

2.

Summary of Significant Accounting Policies

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

During the six months ended June 30, 2012, 119,300,000 shares were issued for service, valued at

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2012 and 2011

$298,250 ($.0025 per share), the fair market value of common shares at last transaction with independent third parties.  In the comparative six month period ended June 30, 2011, there were a total of 100,000 shares issued for services, valued at $10,000.

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

Schedule of Stock by Class

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

Schedule of Notes Payable

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

On July 26, 2012 the Company entered into a promissory note with an unrelated party.  Proceeds from the loan were $25,000

.

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
31.1

Certification  by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed on August 13, 2012 as Exhibit 31.1 to the issuer’s Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

32.1

Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on August 13, 2012 as Exhibit 32.1 to the issuer’s Form 10-Q for the period ended June 30, 2012 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE CONTACTS, INC.

Dated: August 14, 2012	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director