Form 10-Q
period 2012-09-30
Real Estate Contacts, Inc.
filed 2012-11-15
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 14, 2012: 185,681,078 shares par value $0.00001, of the issuer’s common stock are issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

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

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$21,863	$1,151
Total current assets	21,863	1,151

Website development costs, net of accumulated
amortization of $2,083 and $1,583, respectively	17,667	3,417
Total assets	$39,530	$4,568

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,567	$30,626
Accrued expenses	68,648	53,079
Deferred revenue	2,404	1,333
Derivative liability	126,961	-
Due to shareholder	190,686	189,275
Notes payable - shareholder	22,500	17,000
Convertible note payable - shareholder	22,777	1,500
Total current liabilities	461,543	292,813
Total liabilities	461,543	292,813

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 188,485, 000 and 55,130,000 shares
issued and outstanding, respectively	1,887	551
Additional paid-in capital	3,027,013	2,058,169
Accumulated deficit	(3,450,883)	(2,346,965)
Total stockholders' deficit	(422,013)	(288,245)

Total Liabilities and Stockholders' Deficit	$39,530	$4,568

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenues	$1,162	$1,379	$3,379	$5,404

Operating expenses:
Selling expenses	926	243	1,984	1,744
Compensation	16,170	15,071	57,829	48,083
Professional	6,926	14,374	21,316	29,299
Rents and overhead	300	300	900	900
General and administrative	(7,198)	1,018	7,336	3,627
Stock-based compensation	8,000	-	306,250	10,000
Amortization	250	250	750	750
Total operating expenses	25,374	31,256	396,365	94,403

Net loss from operations	(24,212)	(29,877)	(392,986)	(88,999)

Other expense
Interest expense	(1,434)	(922)	(4,504)	(2,503)
Financing costs	(26,277)	-	(26,277)	-
Change in derivatives	(76,961)	-	(76,961)	-
Gain (loss) on extinguishment of debt	3,060	-	(603,190)	-
Net loss before provision for income taxes	(125,824)	(30,799)	(1,103,918)	(91,502)

Provision for income taxes	-	-	-	-

Net loss	$(125,824)	$(30,799)	$(1,103,918)	$(91,502)

Loss per share, primary and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares, primary and dilutive	183,496,517	55,030,000	164,885,049	54,148,065

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,103,918)	$(91,502)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	750	750
Stock based compensation	306,250	10,000
In kind contribution of rent	900	900
Loss on extinguishment of debt	607,750	-
Amortization of debt discounts and financing costs	26,277
Change in derivative liability	76,961
Changes in assets and liabilities:
Prepaid expenses	-	6,000
Accounts payable	(3,059)	-
Accrued expenses	15,569	12,320
Deferred revenue	1,071	646
Shareholder advances	1,411	28,213
Net Cash Used by Operating Activities	(70,038)	(32,673)

Cash Flows from Investing Activities:
Website development costs	(15,000)	-
Net Cash Used by Investing Activities	(15,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	30,500	1,500
Proceeds from convertible notes payable	45,000
Proceeds from issuance of equity	30,250	23,500
Net Cash Provided by Financing Activities	105,750	25,000

Net increase (decrease) in Cash	20,712	(7,673)

Cash at beginning of period	1,151	7,784

Cash at end of period	$21,863	$111

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes in exchange for common shares	$25,000	$-

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and nine months ended September 30, 2012 and 2011

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the nine month periods ended September 30, 2012 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2012.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of September 30, 2012 and December 31, 2011, deposits with this bank did not exceed the amount of insurance provided on such deposits.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred.   Advertising expense was $742 and $16,300 for the nine months ended September 30, 2012 and 2011, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2012 and 2011 there were 15,000 share equivalents, resulting from the issuance of a convertible note.

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

The Company has a history of losses and has incurred net losses for the nine month periods ending September 30, 2012 and 2011, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the nine months ended September 30, 2012.  As of September 30, 2012 the Company had insufficient cash with which to satisfy future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $190,686 and $189,275 as of September 31, 2012 and December 31, 2011, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the three months ended September 31, 2012 and 2011, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300, $300, $900 and $900 for the three and nine month periods ended September 31, 2012 and 2011, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

7.

Notes Payable

 The notes outstanding are summarized by their terms below:

	September 30, 2012	December 31, 2011
Notes payable, issued to individuals, various origination dates, all maturing within one year, at interest rate of 10%	$ 22,500	$ 17,000
Convertible promissory note, dated July 15, 2011, maturing July 15, 2012, extended by mutual agreement, 10% interest, convertible into 15,000 shares of common stock	1,500	1,500
Convertible promissory notes (2), dated August 3, 2012 and September 5, 2012, face value of $50,000, maturing 180 days from origination date, 8% interest, convertible at a 49% discount to the lowest average trading price during the previous 90 day period, net of unamortized debt discounts and deferred financing costs of $ 28,723 (a)	21,277
Total	$ 45,277	$ 18,500

(a)

The Company evaluated the terms of the two (2) convertible notes, totaling $50,000, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $50,000 on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes.  The Company recognized financing costs in the amount of $23,927.  Additionally, the notes called for an immediate withholding of $5,000 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.  Expense, in the amount of $2,305 was recognized for the period ended September 30, 2012.

A derivative liability, in the amount of $126,961 has been recorded, as of September 30, 2012, related to the above note.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.08%
Expected lives (years)	.5625
Expected price volatility	175.4%
Forfeiture Rate	0.0%

5.

Equity

The Company has issued 10,800,000 and 3,535,000 common shares for cash proceeds of $30,250 and $23,500 for the nine months ended September 30, 2012 and 2011, respectively.

On February 15, 2012, the Company has issued 113,000,000 common shares to the majority shareholder for association with fundraising efforts.  These shares are valued at $282,500 ($.0025 per share), the fair market value of common shares at last transaction with independent third parties.  During the nine months ended September 30, 2012, an additional 3,100,000 shares were issued for service, valued at $23,750.   In the comparative nine month period ended September 30, 2011, there were a total of 100,000 shares issued for services, valued at $10,000.

Convertible Promissory Note, dated July 15, 2011, was issued by RECI on behalf of Abner Siegel. The principal amount of the note was $1,500. The note itself had its own conversion provision for 15,000 shares of RECI stock, converted at the price of $0.10 per share (or equaling 15,000 shares of RECI stock).    As a corollary of the debt purchase above, RECI executed the Cancellation of Debt in Exchange for Securities, also dated February 21, 2012.  As a result, in a separate contract, RECI agreed to cancel the note/debt for $1,500 that Novel held (that was formerly issued to Abner Siegel) in exchange for 45,000,000 shares of RECI stock. The Company recorded this exchange as shares in exchange for debt and as a loss on debt extinguishment of $111,000, with a net increase to capital in the amount of $112,500.  The agreement was rescinded and the shares, previously issued, have been returned to the Company and have been cancelled.

During the nine months ended September 30, 2012 the Company negotiated settlement of nine notes payable, in the aggregate amount of $19,000, in exchange for a total of 3,455,000 shares of common stock.  The notes did not specify any conversion features and therefore the Company discounted the shares offered in exchange.  The notes were converted at a share price ranging from $.003 to $.02.   The fair market value of the shares, at the time of negotiated conversion, ranged $.14 to $.15.  The Company recorded a loss on settlement of debt in the amount of $495,250, the difference in the fair market value of the shares exchanged.

During September 2012, promissory notes, $6,000 in aggregate, held by three individuals, were purchased by an unrelated third party.  The notes were immediately converted into 196,078 shares of common stock at a conversion rate of $.0306, the average trading price at the date of conversion.  No gain or loss was recognized with this conversion.

During the three month and nine month periods ended September 30, 2012 and 2011 the Company recorded in-kind contributions for rent expense in the amount of $300, $300, $600 and $600, respectively.

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

8.

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

9.

 Subsequent Events

In October, 2012 the Company issued 10,000,000 shares of common stock in exchange for $5,000 ($.002 per share).

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

For the three and nine months ended September 30, 2012 compared to June 30, 2011

Results of Operation

Revenues generated were $1,162, $1,379, $3,379 and $5,404 for the three and nine month periods ended September 30, 2012 and 2011, respectively.  Billings have decreased slightly as the real estate housing market continues in the depression and potential advertisers are postponing expenditure. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.

Operating expenses were $25,374, $31,256, $396,365 and $94,401 for the three and nine month periods ended September 30, 2012 and 2011, respectively.  The Company has recorded significant non-cash expenses related to compensation, in the amount of $306,250 for the nine months ended September 30, 2012, as compared to $10,000 for the nine months ended September 30, 2011.  Other significant expenses incurred are related to professional expense related to the preparation of our public filing.  We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three and nine month period due to debt related charges.  We have recorded $603,190 of losses on the settlement of debt through the issuance of our common stock.  Issuances were recorded at the fair value of the common stock. The difference between the stock value and the extinguished debt resulted in a loss.

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

At September 30, 2012 the Company has cash in the amount of $21,863.  Management does not believe that is has adequate cash resources to meet current obligations, as the amount represents less than one month of operating expenses.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2012 we have $21,863 cash on hand to meet our current obligations.  As of September 30, 2012, we have a negative working capital of $439,680 and for the nine months ended September 30, 2012 have used $70,038 in our operating activities.

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

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.                 Defaults Upon Senior Securities.

None.

Item 4.                 Mine Safety Disclosure.

None.

Item 5.                 Other Information.

None.

Item 6.                 Exhibits.

Exhibit Number	Description
31.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith
32.1	Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101*

Financial statements from the quarterly report on Form 10-Q of Vision Industries Corp. for the quarter ended September 30, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

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

REAL ESTATE CONTACTS, INC.

Dated: November 14, 2012	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director