Form 10-Q/A
period 2012-09-30
Real Estate Contacts, Inc.
filed 2012-11-15
CIK 1520528

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

As of November 14, 2012, there are 190,681,078 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2012

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012.

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

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	September 30,	December 31,
	2012	2011
	(unaudited)	(audited)
Assets
Current assets
Cash	$21,863	$1,151
Total current assets	21,863	1,151

Website development costs, net of accumulated
amortization of $2,083 and $1,583, respectively	17,667	3,417
Total assets	$39,530	$4,568

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$27,567	$30,626
Accrued expenses	68,648	53,079
Deferred revenue	2,404	1,333
Derivative liability	126,961	-
Due to shareholder	190,686	189,275
Notes payable - shareholder	22,500	17,000
Convertible note payable - shareholder	22,777	1,500
Total current liabilities	461,543	292,813
Total liabilities	461,543	292,813

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 188,485, 000 and 55,130,000 shares
issued and outstanding, respectively	1,857	551
Additional paid-in capital	3,027,013	2,058,169
Accumulated deficit	(3,450,883)	(2,346,965)
Total stockholders' deficit	(422,013)	(288,245)

Total Liabilities and Stockholders' Deficit	$39,530	$4,568

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

5.

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

7.

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
31.1

Certification  by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Filed on November 14, 2012 as Exhibit 31.1 to the issuer’s Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference.

32.1

Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Filed on November 14, 2012 as Exhibit 32.1 to the issuer’s Form 10-Q for the period ended September 30, 2012 and incorporated herein by reference.

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

REAL ESTATE CONTACTS, INC.

Dated: November 15, 2012	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director