Form 10-K
period 2012-12-31
Real Estate Contacts, Inc.
filed 2013-04-15
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-54845

REAL ESTATE CONTACTS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	59-3800845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

240 Windsor Ridge #36, New Castle, PA	16105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (724) 656-8886

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class	Name of each exchange on which registered
None	none
Securities registered pursuant to section 12(g) of the Act:
Common Stock with a par value of $0.00001 per share
(Title of class)

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

Quick Link to Table of Contents

Quick Link to Financial Statements

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2012: $6,102,000

Number of the issuer’s Common Stock outstanding as of April 15, 2013: 242,290,059

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

2

Quick Link to Table of Contents

Quick Link to Financial Statements

3

Quick Link to Table of Contents

Quick Link to Financial Statements

PART I

ITEM 1.

BUSINESS

Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania.  The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video company that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

Along with our comprehensive real estate search engine portal, we plan to launch a national online real estate video listings website channel in most markets and cities throughout the United States.

Business Operations

RealEstateContacts.com provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website and our Real Estate Video Listings Channel. www.realestatevideochannels.com

The Company’s business is conducted solely within the Internet and the Online Video arena. Our company matches buyers, sellers, brokers and professionals anywhere in the world.

Products and Services

The Company currently operates a real estate search portal www.realestatecontacts.com that features real estate professional’s current listings and profiles in their service areas.  The company is in development to launch and operate a national online video listings website channel www.realestatevideochannels.com.  The National Online Real Estate Video Listing Channel will feature all real estate listings in a video and/or virtual tour format, along with video bios, video blogs of the real estate agents, brokers, or offices.

The Company will offer Real Estate professionals and affiliates the opportunity to have their own real estate video listings website channel that will produce an additional revenue stream for them if they so desire.  Our company will offer real estate professionals an online real estate video website where the real estate agent, broker or office can own and operate their own real estate video website.  With their own real estate video website all real estate professionals will be able to manage the publishing and display hundreds of video properties and virtual tours through one simple website giving real estate professionals exposure for their properties in less time.

Participating real estate brokers, agents, mortgage brokers and lenders receive coverage in the cities, areas and territories that they service.  Consumers can find houses and foreclosures for sale in hundreds of U.S. cities and in their local market.

The company generates its current revenues from selling advertising to real estate professionals on our real estate portal.  The company also intends to receive revenues by selling real estate video listings websites to real estate professionals.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Real Estate Contacts, Inc. was incorporated on March 10, 2005.  For the years ended; December 31, 2012, and 2011, net losses were $1,218,222 and $158,356, respectively. Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Our primary revenue is generated from advertisements by real estate professionals, such as real estate offices, real estate brokerages, real estate agents, mortgage brokers and lenders, which subjects our business to a variety of risks.  The revenue available from these advertisements will depend on the current real estate market. If the advertisements on our website do not generate sufficient income to meet operating expenses our cash flow and ability to operate will be adversely affected.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

The Company’s officer/director currently owns approximately 150,000,000 of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs

The company may become dependent upon only a few customers for a significant portion of its revenue.  If these customers no longer require our service it will have an adverse effect on our business operations.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

customers to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

Our Common Stock has a very limited trading market.

Our Common Stock is traded on the over-the-counter market (OTCBB) electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange.  In addition, trading in our Common Stock has historically been extremely limited.  This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us.  As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 5 .

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

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter market (OTC: BB) electronic quotation service under the symbol “REAC.”  The Company has received its Notice of Effectiveness on August 5, 2011, however, did not receive a bid / ask or commence trading until February 27, 2012 on the exchange.

	High*		Low*
Fiscal Year 2011
First quarter ended March 31, 2012		$0.18		$0.075
Second quarter ended June 30, 2012		$0.16		$0.06
Third quarter ended September 30, 2012		$0.273		$0.0394
Fourth quarter ended December 31, 2012		$0.059		$0.01
Fiscal Year 2010
First quarter ended March 31, 2011	$	NA	$	NA
Second quarter ended June 30, 2011	$	NA	$	NA
Third quarter ended September 30, 2011	$	NA	$	NA
Fourth quarter ended December 31, 2011	$	NA	$	NA

Approximate Number of Equity Security Holders

Quick Link to Table of Contents

Quick Link to Financial Statements

 As of December 31, 2012, there were approximately 85 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock. The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.  No stock options have been issued as of December 31, 2012.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6.

SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to prove the information required by this Item.

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

We will also have the technology to focus on online media, particularly video.  We will provide an online Real Estate Listings Video website Channel that will include video and video tours of real estate.  www.realestatevideochannels.com

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc. will offer affiliate territories for local publishing of online real estate video website channels in many areas, where our affiliate partner can own their own real estate video website channel, earn additional revenue opportunities, manage the publishing and display hundreds of video properties in a true video format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

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

The RealEstateContacts.com portal website also features local mortgage brokers, and lenders, that want more traffic and exposure to their website for potential new clients.

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

Results of Operations

For the years ended December 31, 2012 and 2011.

Revenues

For the years ended; December 31, 2012, and 2011, we generated revenues of $4,662 and $6,512, respectively.  Revenue was generated from annual subscription dues.

Operating Expenses

Operating costs were incurred in the amount of $419,628 and $160,621 for the years ended December 31, 2012 and 2011, respectively.  The increase was attributable to total compensation expenses of $73,999 plus Stock-based compensation of $306,250 compared to $78,641 in the prior year.  The difference in compensation was primarily due to the stock based compensation of $306,250 for the year ended December 31, 2012 to our CEO. Additionally, we anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $1,218,222 and $158,356 for the years ended December 31, 2012 and 2011, respectively.  The increased loss is largely due to significant increases in financing costs, the change in derivatives, and a loss of extinguishment of debt of $603,190.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

At December 31, 2012 the Company has cash, in the amount of $25,418.  Management does not believe that is has adequate cash resources to meet current obligations.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2012 and 2011, which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Quick Link to Table of Contents

Quick Link to Financial Statements

The Company issues restricted stock to consultants for various services.  Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

ITEM 7A .

QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instruments and do not engage in any hedging activities.

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Real Estate Contacts, Inc.

As of December 31, 2012 and 2011

Quick Link to Table of Contents

Quick Link to Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

The Board of Directors

Real Estate Contacts, Inc.

I have been engaged to audit the financial statements of Real Estate Contacts, Inc. (“the Company”) for the year ending December 31, 2012.

My professional standards require that I communicate at least annually with you regarding all relationships between Ronald R. Chadwick, P.C. and Real Estate Contacts, Inc. that, in my professional judgment, may reasonably be thought to bear on my independence. I have prepared the following comments to facilitate disclosure to you regarding independence matters.

I am not aware of any relationships between Ronald R. Chadwick, P.C. and Real Estate Contacts, Inc. that, in my professional judgment, may reasonably be thought to bear on my independence which have occurred during the year ended December 31, 2012.

I hereby confirm that as of December 31, 2012, I am an independent accountant with respect to Real Estate Contacts, Inc., within the meaning of the Securities Acts administered by the Securities and Exchange Commission and the requirements of the Public Company Accounting Oversight Board.

This report is intended solely for the use of the Board of Directors, management, and others within the Company and should not be used for any other purposes.

I will be happy to discuss the matters addressed in this letter as well as other matters that may be of interest to you. If you have any questions, please contact my office.

RONALD R. CHADWICK, P.C.

Aurora, Colorado

April 10, 2013

Quick Link to Table of Contents

Quick Link to Financial Statements

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

WEBB & COMPANY, P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2012

1500 Gateway Boulevard, Suite 202 i Boynton Beach, FL  33426

Telephone: (561) 752-1721 i Fax: (561) 734-8562

www.cpawebb.com

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Balance Sheet

	December 31,	December 31,
	2012	2011

Assets
Current assets
Cash	$25,418	$1,151
Total current assets	25,418	1,151

Website development costs, net of accumulated
amortization of $3,333 and $1,583, respectively	16,667	3,417

Total assets	$42,085	$4,568

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$28,147	$30,626
Accrued expenses	73,243	53,079
Deferred revenue	1,771	1,333
Derivative liability	192,701	0
Due to shareholder	188,796	189,275
Notes payable	22,500	17,000
Convertible note payable	65,944	1,500
Total current liabilities	573,102	292,813
Total liabilities	573,102	292,813

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 190,681,078 and 55,130,000 shares
issued and outstanding, respectively	1,907	551
Additional paid-in capital	3,032,263	2,058,169
Accumulated deficit	(3,565,187)	(2,346,965)
Total stockholders' deficit	(531,017)	(288,245)

Total Liabilities and Stockholders' Deficit	$42,085	$4,568

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Statement of Operations

	For the Year Ended
	December 31,
	2012	2011

Revenues	$4,662	$6,512

Operating expenses:
Selling expenses	2,609	2,268
Compensation	73,999	78,641
Professional	23,896	54,731
Rents and overhead	1,200	1,200
General and administrative	9,924	22,781
Stock-based compensation	306,250	-
Amortization	1,750	1,000
Total operating expenses	419,628	160,621

Net loss from operations	(414,966)	(154,109)

Other expense
Interest expense	(7,921)	(4,247)
Financing costs	(71,944)	-
Change in derivatives	(120,201)	-
Gain (loss) on extinguishment of debt	(603,190)	-
Net loss before provision for income taxes	(1,218,222)	(158,356)

Provision for income taxes	-	-

Net loss	$(1,218,222)	$(158,356)

Loss per share	$(0.01)	$(0.00)

Weighted average shares outstanding	170,863,830	54,368,219

The accompanying notes are an integral part of these financial statements.

F-5

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Statements of Stockholders' Deficit

	Common		Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Par

Balance at December 31, 2010	51,395,000	$514	2,013,506	$(2,188,609)	$(174,589)

Common shares sold for cash:
January 25, 2011 for $0.005	2,000,000	20	9,980		10,000
March 11, 2011 for $0.10	15,000	-	1,500		1,500
March 31, 2011 for $0.01	500,000	5	4,995		5,000
April 05, 2011 for $0.10	20,000	-	2,000		2,000
May 23, 2011 for $0.01	1,000,000	10	4,990		5,000

Common shares issued for services:
January 07, 2011 for $0.10	100,000	1	9,999		10,000
December 30, 2011 for $0.10	100,000	1	9,999		10,000

In kind contribution of rent			1,200		1,200

Net loss				(158,356)	(158,356)
Balance at December 31, 2011	55,130,000	551	2,058,169	(2,346,965)	(288,245)

Common shares issued:
for cash	15,800,000	158	35,092		35,250
for services	116,100,000	1,161	305,089		306,250
exchange for convertible debt	45,000,000	450	112,050		112,500
rescission of shares	(45,000,000)	(450)	450		-
settlement of notes payable	3,651,078	37	520,213		520,250

In kind contribution of rent			1,200		1,200

Net loss				(1,218,222)	(1,218,222)
Balance at December 31, 2012	190,681,078	$1,907	$3,032,263	$(3,565,187)	$(531,017)

The accompanying notes are an integral part of these financial statements.

F-6

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(1,218,222)	$(158,356)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation and amortization	1,750	1,000
Stock based compensation	306,250	20,000
In kind contribution of rent	1,200	1,200
Loss on extinguishment of debt	607,750	-
Amortization of debt discounts and financing costs	71,944
Change in derivative liability	120,201
Changes in assets and liabilities:
Prepaid expenses	-	6,000
Accounts payable	(2,479)	30,626
Accrued expenses	20,164	12,917
Deferred revenue	438	187
Shareholder advances	(479)	37,793
Net Cash Used by Operating Activities	(91,483)	(48,633)

Cash Flows from Investing Activities:
Purchase of fixed assets	(15,000)	-
Net Cash Used by Investing Activities	(15,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	30,500	1,500
Proceeds from convertible notes payable	65,000	17,000
Proceeds from issuance of equity	35,250	3,500
Net Cash Provided by Financing Activities	130,750	22,000

Net increase (decrease) in Cash	24,267	(6,633)

Cash at beginning of period	1,151	7,784

Cash at end of period	$25,418	1,151

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes in exchange for common shares	$25,000	$-

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Notes to the Financial Statements

For the years ended December 31, 2012 and 2011

1.

Business Description and Basis of Presentation

Background

Real Estate Contacts, Inc. ("The Company", “RECI”) was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania.  The Company engages in the ownership and operation of a real estate advertising website that provides an online real estate advertising, marketing and real estate video company that offers real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area.

Along with our comprehensive real estate search portal, we plan to launch and operate a national online real estate video listings website in most markets and cities throughout the United States.

RealEstateContacts.com provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website and our Real Estate Video Listings Website Channel.

The Company’s business is conducted solely within the Internet and the Online Video arena. Our company matches buyers, sellers, brokers and professionals anywhere in the world

Basis of Presentation

The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America.

2.

Summary of Significant Accounting Policies

The significant accounting policies followed are:

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of December 31, 2012 and 2011, deposits with this bank did not exceed the amount of insurance provided on such deposits.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Advertising Costs

The costs of advertising are expensed as incurred.   Advertising expense was $1,082 and $846 for years ended December 31, 2012 and 2011, respectively

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

Diluted earnings (loss) per share include the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the years ended December 31, 2012 and 2011 there was 6,196,000 and 15,000 potential common shares from a convertible note and no share equivalents, respectively.  For December 31, 2012 and 2011 there were losses and, thus, anti-dilution issues are not applicable.

3.

Going Concern

Quick Link to Table of Contents

Quick Link to Financial Statements

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $1,218,222 and $158,356, accumulated deficits of $3,565,187 and $2,346,965, and negative operating cash flows of $91,483 and $48,633 for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 the Company had insufficient cash with which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

5.

Property and Equipment

Property and equipment consists of:

	December 31,
	2012	2011
Website Development Costs	$20,000	$5,000
Less accumulated amortization	3,333	1,583
Property and equipment, net	$16,667	$3,417

Amortization of website was $1,000 and $1000 for the year ended December 31, 2012 and 2011, respectively.

6.

Accrued Liabilities

Accrued expenses consist of:

	December 31,
	2012	2011
Accrued Interest	$21,513	$15,348
Accrued Payroll Taxes	51,730	37,731
Total Accrued expenses	$73,243	$53,079

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.

7.

Notes Payable

 The notes outstanding are summarized by their terms below:

Quick Link to Table of Contents

Quick Link to Financial Statements

	December 31,
	2012	2011
Notes payable, issued to individuals, various origination dates, all maturing within one year, at interest rate of 10%	$ 22,500	$ 17,000
Convertible promissory note, dated July 15, 2011, maturing July 15, 2012, extended by mutual agreement, 10% interest, convertible into 15,000 shares of common stock	1,500	1,500
Convertible promissory notes (3), dated July 26, 2012, August 29, 2012 and October 31, 2012, face value of $72,500, maturing 180 days from origination date, 8% interest, convertible at a 50% discount to the lowest average trading price during the previous 90 day period, net of unamortized debt discounts and deferred financing costs of $8,056 (a)	64,444
Total	$ 88,444	$ 18,500

(a)

The Company evaluated the terms of the three (3) convertible notes, totaling $72,500, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $72,500 on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes.  The Company recognized financing costs in the amount of $65,250.  Additionally, the notes called for an immediate withholding of $7,500 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.  Expense, in the amount of $6,694 was recognized for the period ended December 31, 2012.

A derivative liability, in the amount of $192,701 has been recorded, as of December 31, 2012, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.08%
Expected lives (years)	0.321
Expected price volatility	215.5%
Forfeiture Rate	0.0%

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

	December 31,
	2012	2012
Income tax provision (benefit) at statutory rate	$(454,400)	$(59,000)
Non-deductible items	114,200	7,500
Subtotal	(340,200)	(51,500)
Change in valuation allowance	340,200	51,500
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$514,900	$215,100

Valuation allowance	(514,900)	(215,100)
Deferred tax asset, net	$-	$-

As of December 31, 2012, the Company has taxable net loss carryovers of approximately $1,489,000. The change in the valuation allowance for the years ended December 31, 2012 and 2011 was $123,200 and $51,500, respectively.  Net operating losses will begin to expire in 2025 through 2032.

The Company's federal income tax returns for the years ended December 31, 2009 through December 31, 2012 remain subject to examination by the Internal Revenue Service as of December 31, 2012.

9.

Equity

On March 5, 2012, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 1,000,000,000 (one billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	900,000,000
Preferred Stock Class, Series A	$0.0001	10,000,000
Preferred Stock Class, Series B	$0.001	90,000,000

No preferred shares have been issued; rights and preferences have not been designated by the Board of Directors.

The Company has issued 15,800,000 and 3,535,000 common shares for cash proceeds of $35,250 and $23,500 for the year ended December 31, 2012 and 2011, respectively.

On February 15, 2012, the Company has issued 113,000,000 common shares to the majority shareholder for association with fundraising efforts.  These shares are valued at $282,500 ($.0025 per share), the fair market value of common shares at last transaction with independent third parties.

During the year ended December 31, 2012, the Company issued 3,100,000 shares of common stock, at a fair market value of $23,750.   During the year ended December 31, 2011, the Company issued 200,000 shares of common stock, at a fair market value of  $20,000 (average of $0.00365 and $0.10 per share, respectively).

During the year ended December 31, 2012 the Company negotiated settlement of ten notes payable, in the aggregate amount of $25,000, in exchange for a total of 3,651,078 shares of common stock.  The notes did not specify any conversion features and therefore the Company discounted the shares offered in exchange.  The notes were converted at a share price ranging from $.003 to $.02.   The notes were converted at a share price ranging from $.0025 to $.03.The fair market value of the shares, at the time of negotiated conversion, ranged $.14 to $.15.  The Company recorded a loss on settlement of debt in the amount of $496,750 the difference in the fair market value of the shares exchanged.

Quick Link to Table of Contents

Quick Link to Financial Statements

During the year ended December 31, 2012 and 2011 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

A note payable issued during 2011 is convertible into 15,000 shares of common stock.  Three notes are convertible into common stock at a discount to market.  If converted, at the fair market value less discount, there would be approximately 6,196,500 additional shares to be issued. (See Note 7 - Notes Payable)  There are no other warrants or options currently outstanding.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $188,796 and $189,275 as of December 31, 2012 and December 31, 2011, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the year ended December 31, 2012 and 2011, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2012 and 2011, respectively.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2013, the Company engaged Ronald R. Chadwick, P.C. of Aurora Co., as its new registered independent public accountant, which replaced Drake & Klein, CPA’s of Clearwater Florida, due to potential conflict resulting from merger.  Drake & Klein were the successors to our prior year audit firm of Webb & Co, C.P.A. We have not had any disagreements with Chadwick, Drake & Klein or Webb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with their reports.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2012 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

Quick Link to Table of Contents

Quick Link to Financial Statements

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	56

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 56

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

Code of Ethics

We have adopted a code of ethics since the final quarter of 2011 that applies to our principal executive officer, principal financial officer, and principal accounting officer as well as our employees.  Our standards are in writing and are to be posted on our website at a future time.  The following is a summation of the key points of the Code of Ethics we adopted:

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

ITEM 11.

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2012 and 2011.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2012 and 2011 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis, President, CEO, and CFO	2012	$60,000	$282,500	-0-	-0-	-0-	-0-	-0-	$342,500
	2011	$60,000	$-0-	-0-	-0-	-0-	-0-	-0-	$60,000
	2010	$60,000	$500,000	-0-	-0-	-0-	-0-	-0-	$560,000

(1)There is an employment contract with the CEO at this time. There is no employment contract with the Director at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

As of December 31, 2012 we have one full time employee, and plan to employ more qualified employees in the near future.  On March 10, 2010 we entered into a three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $5,000 per month plus performance bonuses.

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

Employment Agreements

Quick Link to Table of Contents

Quick Link to Financial Statements

On March 10, 2010, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $60,000 plus bonuses. During 2010, the Company paid a $282,500 bonus by the issuance of 113,000,000 common shares.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2012, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2012, and by the officers and directors, individually and as a group.  All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	149,100,000	78.2%

* based on 190,681,078 shares issued and outstanding as of December 31, 2012

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2012, Mr. DeAngelis beneficially owns 149,100,000 shares of common stock.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  Webb & Company, P.A. provided services for the year ended December 31, 2011.  Drake & Klein, CPAs PA performed review services and Ronald Chadwick PA is providing audit services for our year ended December 31, 2012.

	2012	2011
Audit Fees	$7,500	$19,207
Audit-Related Fees	5,000	5,614
Tax Fees	0	0
All Other Fees	0	0
Total	$12,500	$23,896

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and tax fees paid to the auditors with respect to 2012were pre-approved by the entire Board of Directors.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

PART IV

ITEM 15.

EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Title
3.1

Articles Amendment to Articles of Incorporation

Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.

3.1a	Amended and Restated Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1a to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1b	Articles of Amendment to Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1b to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
10.1

Robert DeAngelis Employment Agreement

Filed on July 27, 2011, as Exhibit 10.1 to the registrant’s amended Registration Statement on Form S-1/A (File No. 333-174905) and incorporated herein by reference

31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101**

Financial statements from the annual report on Form 10-K of AF Ocean Investment Management Company for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

  *Pursuant to Item 601(32)(ii) of Regulation S-K, Exhibit 32 is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise  subject to liability under that section.

**Pursuant to Rule 406T of Regulation S-T, the interactive XBRL files contained in Exhibit 101 hereto are deemed “not filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under that section.

Quick Link to Table of Contents

Quick Link to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Real Estate Contacts, Inc.

Dated: April 15, 2013	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Date	Name

April 15, 2013	/s/ Robert DeAngelis
Robert DeAngelis President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director