Form 10-K/A
period 2012-12-31
Real Estate Contacts, Inc.
filed 2013-04-24
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K/A

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

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2012 is to correct errors in the Financial Statements.  Due to communication errors, the auditors, Ronald R. Chadwick, P.C. and Webb & Company P.A., did not consent to the filing of the 10-K on April 15, 2013.  Accordingly, the financial statements in the Form 10-K filed on April 15, 2013, and any references thereto, should not be relied upon.  The amended Financial Statements in this Amended Form 10-K have received the proper consents from both auditors.

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

Real Estate Contacts, Inc. was incorporated on March 10, 2005.  For the years ended; December 31, 2012, and 2011, net losses were $769,246 and $158,356, respectively. Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Operating Expenses

Operating costs were incurred in the amount of $412,886 and $160,621 for the years ended December 31, 2012 and 2011, respectively.  The increase was attributable to total compensation expenses of $73,999 plus Stock-based compensation of $291,500 compared to $78,641 in the prior year.  The difference in compensation was primarily due to the stock based compensation of $291,500 for the year ended December 31, 2012 to our CEO. Additionally, we anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $769,246 and $158,356 for the years ended December 31, 2012 and 2011, respectively.  The increased loss is largely due to significant increases in financing costs, the change in derivatives, and a loss of extinguishment of debt.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders.  These advances are being made to supplement any cash generated by the operating revenue.  We believe we can currently satisfy our cash

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Telephone (303)306-1967

Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Real Estate Contacts, Inc.

New Castle, Pennsylvania

I have audited the accompanying balance sheet of Real Estate Contacts, Inc. (a development  stage company) as of December 31, 2012, and the related statements of operations, stockholders' deficit and cash flows for the year then. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Contacts, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

     Ronald R. Chadwick, P.C.

April 10, 2013

                 RONALD R. CHADWICK, P.C.

Quick Link to Table of Contents

Quick Link to Financial Statements

4 3 2 Pa rk Ave nue S outh , 10 F lo or Ne w York , N Y 10 016 (21 2) 481-3490 1 50 0 G ate w ay B ou le v a r d , S u ite 202 B o y nton B e ac h , F L 3 3 4 26 ( 5 61) 75 2 -17 21

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of:

Real Estate Contacts, Inc.

We have audited the accompanying balance sheet of Real Estate Contacts, Inc. (the “Company”) as of December 31, 2011 and the related statement of operations, changes in stockholders’ deficiency and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Real Estate Contacts, Inc. as of December 31, 2011 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a net loss of $158,356 and negative cash flow from operations of $48,633 for the year ended December 31, 2011 and a working capital deficiency of $291,662 and a stockholders’ deficiency of $288,245 as of December 31, 2011. These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Liggett, Vogt & Webb, P.A.

LIGGETT, VOGT & WEBB, P.A.

Certified Public Accountants

Boynton Beach, Florida

April 23, 2012

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Balance Sheets

	December 31,	December 31,
	2012	2011
Assets
Current assets
Cash	$25,418	$1,151
Total current assets	25,418	1,151

Website development costs, net of accumulated amortization of $3,333 and $1,583, respectively	7,167	3,417

Total assets	$32,585	$4,568

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	18,147	30,626
Accrued expenses	73,247	53,079
Deferred revenue	1,771	1,333
Derivative liability	234,599	0
Due to shareholder	188,796	189,275
Notes payable	7,500	17,000
Convertible note payable	27,336	1,500
Total current liabilities	551,396	292,813
Total liabilities	551,396	292,813

Commitments and contingencies (see Note 11)	-	-

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares authorized; 190,681,078 and 55,130,000 shares issued and outstanding, respectively	1,907	551
Additional paid-in capital	2,595,493	2,058,169
Accumulated deficit	(3,116,211)	(2,346,965)
Total stockholders' deficit	(518,811)	(288,245)

Total Liabilities and Stockholders' Deficit	$32,585	$4,568

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2012	2011

Revenues	$4,662	$6,512

Operating expenses:
Selling expenses	2,609	2,268
Compensation	365,499	78,641
Professional	23,896	54,731
Rents and overhead	1,200	1,200
General and administrative	18,432	22,781
Amortization	1,250	1,000
Total operating expenses	412,886	160,621

Net loss from operations	(408,224)	(154,109)

Other expense
Interest expense	(11,120)	(4,247)
Financing costs	(36,280)	-
Change in derivatives	(207,079)	-
Gain (loss) on extinguishment of debt	(106,543)	-
Net loss before provision for income taxes	(769,246)	(158,356)

Provision for income taxes	-	-

Net loss	$(769,246)	$(158,356)

Loss per share – basic and fully diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and fully diluted	170,863,830	54,368,219

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Statements of Stockholders' Deficit

For the years ended December 31, 2012 and 2011

	Common		Additional Paid in Capital	Accumulated Deficit	Stockholders' Deficit
	Shares	Par

Balance at December 31, 2010	51,395,000	$514	2,013,506	$(2,188,609)	$(174,589)

Common shares sold for cash:
January 25, 2011 for $0.005	2,000,000	20	9,980		10,000
March 11, 2011 for $0.10	15,000	-	1,500		1,500
March 31, 2011 for $0.01	500,000	5	4,995		5,000
April 05, 2011 for $0.10	20,000	-	2,000		2,000
May 23, 2011 for $0.01	1,000,000	10	4,990		5,000

Common shares issued for services:
January 07, 2011 for $0.10	100,000	1	9,999		10,000
December 30, 2011 for $0.10	100,000	1	9,999		10,000

In kind contribution of rent			1,200		1,200

Net loss				(158,356)	(158,356)
Balance at December 31, 2011	55,130,000	551	2,058,169	(2,346,965)	(288,245)

Common shares issued:
For cash	17,300,000	173	50,077		50,250
For services	113,600,000	1,136	290,364		291,500
Exchange for debt settlement	47,455,000	475	133,275		133,750
Rescission of shares	(45,000,000)	(450)	450		-
Settlement of notes payable	2,196,078	22	10,978		11,000
For settlement of notes payable for value adjustment			50,980		50,980
In kind contribution of rent			1,200		1,200

Net loss				(769,246)	(769,246)
Balance at December 31, 2012	190,681,078	$1,907	$2,595,493	$(3,116,211)	$(518,811)

The accompanying notes are an integral part of these financial statements.

Quick Link to Table of Contents

Quick Link to Financial Statements

Real Estate Contacts, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities:
Net loss	$(769,246)	$(158,356)
Adjustment to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,250	1,000
Stock based compensation	291,500	20,000
In kind contribution of rent	1,200	1,200
Loss on extinguishment of debt	106,543	-
Amortization of debt discounts	36,280	-
Change in derivative liability	207,079	-
Changes in assets and liabilities:
Prepaid expenses	-	6,000
Accounts payable	3,784	30,626
Accrued expenses	20,168	12,917
Deferred revenue	438	187
Shareholder advances	(479)	37,793
Net Cash Used by Operating Activities	(101,483)	(48,633)

Cash Flows from Investing Activities:
Purchase of fixed assets	(5,000)	-
Net Cash Used by Investing Activities	(5,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	15,500	1,500
Proceeds from convertible notes payable	65,000	17,000
Proceeds from issuance of equity	50,250	3,500
Net Cash Provided by Financing Activities	130,750	22,000

Net increase (decrease) in Cash	24,267	(6,633)

Cash at beginning of period	1,151	7,784

Cash at end of period	$25,418	$1,151

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes in exchange for common shares	$25,000	$-

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

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Board (FASB) introduced a framework for measuring fair value and expanded required disclosure about fair value measurements of assets and liabilities.  The Company adopted the standard for those financial assets and liabilities as of the beginning of the 2008 fiscal year and the impact of adoption was not significant. FASB Accounting Standards Codification (ASC) 820 “Fair Value Measurements and Disclosures” (ASC 820) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date..

Quick Link to Table of Contents

Quick Link to Financial Statements

ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•

Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31. 2012. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments include accounts receivable, other current assets, accounts payable, accrued compensation and accrued expenses. The fair value of the Company’s notes payable is estimated based on current rates that would be available for debt of similar terms which is not significantly different from its stated value.  The fair value of convertible notes were calculated using the Black-Scholes Method (see note 7) to reflect the fair value.

The Company applied ASC 820 for all non-financial assets and liabilities measured at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on the Company’s financial statements.

The following table summarizes the levels of assets (liabilities) subject to fair value reporting:

	December 31, 2012	December 31, 2011
Level 1	$-	$-
Level 2	-	-
Level 3	(261,935)	-

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Advertising Costs

The costs of advertising are expensed as incurred.   Advertising expense was $1,082 and $846 for years ended December 31, 2012 and 2011, respectively.

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

Quick Link to Table of Contents

Quick Link to Financial Statements

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

The Company incurred net income (losses) of ($769,246) and ($158,356), accumulated deficits of ($3,116,211) and ($2,346,965), working capital deficiencies ($525,978) and ($291,662) and negative operating cash flows of ($101,483) and ($48,633) for the years ended December 31, 2012 and 2011, respectively.  As of December 31, 2012 the Company had insufficient cash with which to satisfy future cash requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

5.

Property and Equipment

Property and equipment consists of:

Quick Link to Table of Contents

Quick Link to Financial Statements

	December 31,
	2012	2011
Website Development Costs	$10,000	$5,000
Less accumulated amortization	2,833	1,583
Property and equipment, net	$7,167	$3,417

Amortization of website was $1,250 and $1,000 for the year ended December 31, 2012 and 2011, respectively.

6.

Accrued Liabilities

Accrued expenses consist of:

	December 31,
	2012	2011
Accrued Interest	$21,517	$15,348
Accrued Payroll Taxes	51,730	37,731
Total Accrued expenses	$73,247	$53,079

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.

7.

Notes Payable

 The notes outstanding are summarized by their terms below:

	December 31,
	2012	2011

Notes payable (7), unsecured, issued to current shareholders, origination dates varying from October 10, 2011 through December 10, 2011, maturing from January 15, 2012 through May10, 2012, interest bearing 10% -12%

		$ 17,000
Notes payable, unsecured, issued to entity, origination date of July 18, 2012, non-interest bearing	$ 2,500
Convertible promissory notes (2), unsecured, dated July 15, 2011 and May 2, 2012, maturing July 15, 2012 ($1,500) and May 2, 2013 ($5,000), 10% - 12% interest rate, convertible at the option of the holder at $.10 ($1,500 note) and price to be determined ($5,000 note). The July 15, 2011 note was in default at December 31, 2012.	6,500	1,500
Convertible promissory notes (3), dated July 26, 2012, August 29, 2012 and October 31, 2012, face value of $72,500, maturing 180 days from origination date, 8% interest, convertible at a 50% discount to the lowest average trading price during the previous 90 day period, net of unamortized debt discounts and deferred financing costs of $46,664 [a]	25,836
Total	$ 34,836	$ 18,500

aThe Company evaluated the terms of the three (3) convertible notes, totaling $72,500, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discount on the notes in the amount of $72,500 on the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes.  Additionally, the notes called for an immediate withholding for prepaid service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.

A derivative liability, in the amount of $234,599 has been recorded, as of December 31, 2012, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.08%
Expected lives (years)	3-6
Expected price volatility	280-350%
Forfeiture Rate	0.0%

The resulting change in the fair market liabilities, classified as level 1, resulting from recalculation from inception, was $207,079 and $0 for the year ended December 31, 2012 and 2011, respectively.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

	December 31,
	2012	2011
Income tax provision (benefit) at statutory rate	$(286,900)	$(59,000)
Non-deductible items	108,700	7,500
Subtotal	(178,200)	(51,500)
Change in valuation allowance	178,200	51,500
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$393,300	$215,100

Valuation allowance	(393,300)	(215,100)
Deferred tax asset, net	$-	$-

As of December 31, 2012, the Company has taxable net loss carryovers of approximately $1,054,000. The change in the valuation allowance for the years ended December 31, 2012 and 2011 was $178,200 and $51,500, respectively.  Net operating losses will begin to expire in 2025 through 2032.

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

The Company has issued 17,300,000 and 3,535,000 common shares for cash proceeds of

Quick Link to Table of Contents

Quick Link to Financial Statements

$50,250 and $23,500for the year ended December 31, 2012 and 2011, respectively.

On February 15, 2012, the Company issued 113,000,000  common shares to the majority shareholder.  These shares are valued at $282,500($.0025 per share), the fair market value of common shares at last transaction with independent third parties.

During the years ended December 31, 2012 and 2011, the Company issued 600,000  and 200,000 shares of common stock, respectively, at a fair market value of $9,000 and$20,000 (at $0.015 and $0.10 per share) to consultants for services performed during the years ended December 31, 2012 and 2011, respectively.

During the year ended December 31, 2012, the Company negotiated settlement of five notes payable, in the aggregate amount of $21,250, in exchange for a total of 2,455,000 shares of common stock.  The notes did not specify any conversion features and therefore the Company used the note amounts of $21,250 as fair market value in recording the debt settlements. Also in 2012 the Company negotiated a settlement of a $1,500 note in conjunction with a consulting contract, for 45,000,000 shares recorded at fair market value of $112,500. In April 2012 the Company canceled the 45,000,000 shares without the accession of the shareholders.

During the years ended December 31, 2012 and 2011 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

Three notes are convertible into common stock at a discount to market.  If converted, at the fair market value less discount, there would be approximately 7,051,000 additional shares to be issued. (See Note 7 - Notes Payable)  There are no other warrants or options currently outstanding.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $188,796 and $189,275 as of December 31, 2012 and December 31, 2011, along with accrued interest of $21,517 and $15,348, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the year ended December 31, 2012 and 2011, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2012 and 2011, respectively.

Quick Link to Table of Contents

Quick Link to Financial Statements

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

Quick Link to Table of Contents

Quick Link to Financial Statements

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2013, the Company engaged Ronald R. Chadwick, P.C. of Aurora Co., as its new registered independent public accountant, which replaced Drake & Klein, CPA’s of Clearwater Florida, due to potential conflict resulting from merger.  Drake & Klein were the successors to our prior year audit firm of Liggett, Vogt & Webb P.A. (“Webb”). We have not had any disagreements with Chadwick, Drake & Klein, or Webb on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with their reports.

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

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  Liggett, Vogt & Webb P.A. provided services for the year ended December 31, 2011.  Drake & Klein, CPAs PA performed review services and Ronald Chadwick PA is providing audit services for our year ended December 31, 2012.

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
101**

Financial statements from the amended annual report on Form 10-K of Real Estate Contacts, Inc. for the year ended December 31, 2012, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

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

Real Estate Contacts, Inc.
Date:
April 23, 2013	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Date:	Name:

April 23, 2013	/s/ Robert DeAngelis
Robert DeAngelis President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director