Form 10-K/A
period 2012-12-31
Real Estate Contacts, Inc.
filed 2013-04-25
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

Amendment 2

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

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, is to correct the date on Liggett, Vogt & Webb, P.A. audit report which was accidentally changed from March 30, 2012 to April 23, 2012.  This amendment speaks as of the original filing date of the Amendment 1 of the Company’s Form 10-K filed on April 24, 2013,  and does not reflect events that may have occurred subsequent to the original filing date.

.

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

March 30, 2012

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