Form 10-Q
period 2013-03-31
Real Estate Contacts, Inc.
filed 2013-05-20
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 20, 2013there are 460,119,063 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheet

	March 31,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$40,477	$25,418
Total current assets	40,477	25,418

Website development costs, net of accumulated
amortization of $3,583 and $2,833, respectively	21,417	7,167

Total assets	$61,894	$32,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,167	$18,147
Accrued expenses	79,011	73,247
Deferred revenue	1,959	1,771
Derivative liability	225,096	234,599
Due to shareholder	181,396	188,796
Notes payable	9,000	7,500
Convertible note payable	57,890	27,336
Total current liabilities	570,519	551,396

Total liabilities	570,519	551,396

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 900,000,000 shares
authorized; 232,290,059 and 190,681,078 shares
issued and outstanding, respectively	2,323	1,907
Additional paid-in capital	2,956,876	2,595,493
Accumulated deficit	(3,467,824)	(3,116,211)
Total stockholders' deficit	(508,625)	(518,811)

Total Liabilities and Stockholders' Deficit	$61,894	$32,585

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Revenues	$1,749	$1,017

Operating expenses:
Selling expenses	5,728	644
Compensation	20,569	25,489
Professional	8,220	1,150
Rents and overhead	300	300
General and administrative	3,451	1,677
Stock-based compensation	123,500	298,250
Amortization	750	250
Total operating expenses	162,518	327,760

Net loss from operations	(160,769)	(326,743)

Other expense
Interest expense	(194)	(1,022)
Financing costs	(83,054)	-
Change in derivatives	(28,949)	-
Gain (loss) on extinguishment of debt	(78,647)	(111,000)
Net loss before provision for income taxes	(351,613)	(438,765)

Provision for income taxes	-	-

Net loss	$(351,613)	$(438,765)

Loss per share, primary and dilutive	$(0.00)	$(0.01)

Weighted average shares outstanding primary and dilutive	208,355,939	54,368,219

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(351,613)	$(438,765)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	750	250
Stock based compensation	123,500	298,250
In kind contribution of rent	300	300
Loss on extinguishment of debt	219,599	111,000
Amortization of debt discounts and financing costs	(57,898)	-
Change in derivative liability	28,949	-
Changes in assets and liabilities:
Accounts payable	(1,980)	(8,684)
Accrued expenses	5,764	11,516
Deferred revenue	188	1,534
Shareholder advances	(7,400)	7,400
Net Cash Used by Operating Activities	(39,841)	(17,199)

Cash Flows from Investing Activities:
Purchase of fixed assets	(15,000)	-
Net Cash Used by Investing Activities	(15,000)	-

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	1,500	8,000
Proceeds from convertible notes payable	50,000	-
Proceeds from issuance of equity	18,400	12,500
Net Cash Provided by Financing Activities	69,900	20,500

Net increase (decrease) in Cash	15,059	3,301
Cash at beginning of period	25,418	1,151
Cash at end of period	$40,477	$4,452

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes in exchange for common shares	$50,000	$-

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three months ended March 31, 2013 and 2012

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

Along with our comprehensive real estate search engine portal, we plan to launch a national online real estate video listings website channel in most markets and cities throughout the United States.  Our new video website channel will consist of all real estate listings in a live video or video tour program.

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website: www.realestatecontacts.com  and our Real Estate Video Channel: www.realestatevideochannels.com

The Company’s business is conducted solely within the Internet and the Online Video arena.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2013 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2013.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2012 Form 10K filed with the Securities and Exchange Commission.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of March 31, 2013 and December 31, 2012, deposits with this bank did not exceed the amount of insurance provided on such deposits.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred.   Advertising expense was $460 and $70 for the three months ended March 31, 2013 and 2012, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2013 and 2012 there were 167,000,000 share equivalents, resulting from the issuance of convertible notes.

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

The Company has a history of losses and has incurred net losses for the three month periods ending March 31, 2013 and 2012, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the three months ended March 31, 2013.  As of March 31, 2013 the Company had insufficient cash with which to satisfy future cash requirements.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer.  The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).  The total minimum aggregate annual amount due under the employment agreement is approximately $60,000 plus bonuses.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $181,396 and $188,796 as of March 31, 2013 and December 31, 2012, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the three months ended March 31, 2013 and 2012, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300 and $300 for the three month periods ended March 31, 2013 and 2012, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Notes Payable

 The notes outstanding are summarized by their terms below:

Schedule of Debt

	March 31, 2013	December 31, 2012
Notes payable, issued to individuals, various origination dates, all maturing within one year, at interest rate of 10%	$ 9,000	$ 22,500
Convertible promissory note, extended by mutual agreement, maturing within year, 10% interest, convertible into 15,000 shares of common stock	1,500	1,500
Convertible promissory notes, maturing 180 days from origination date, 8% interest, convertible at a 49% discount to trading price (a)	75,000	-
Face value of notes	$ 85,500	$ 24,000
Debt discounts, attributable to beneficial conversion features of convertible debt, and deferred financing costs	18,610
	$ 66,890	$ 24,000

(a)

The Company evaluated the terms of the convertible notes, totaling $75,000, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note.

Therefore, the Company recognized a debt discounts on the notes in the amount of $75,000 at the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes.  The Company recognized financing costs in the amount of $57,362 on these unconverted notes.  Additionally, the notes called for an immediate withholding of $5,000 for service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.  Expense, in the amount of $4,028 was recognized in the period ended March 31, 2013.

A derivative liability, in the amount of $225,096 has been recorded, as of March 31, 2013, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.08%
Expected lives (years)	.24
Expected price volatility	346.2%
Forfeiture Rate	0.0%

6.

Equity

During the three months ended March 31, 2013, the Company has issued 12,700,000  common shares for cash proceeds of $18,400.

The Company issued 2,500,000 shares of common stock in exchange for services during the three months ending March 31, 2013.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $123,500 in compensation expense.

Convertible notes, in the amount of $50,000 were converted into 26,408,981 common shares, in accordance with the terms of the notes.

During the three month periods ended March 31, 2013 and 2012 the Company recorded in-kind contributions for rent expense in the amount of $300and $300, respectively.

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

8.

Subsequent Events

The Company follows the guidance in Sections 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events.  The Company will evaluate subsequent events through the date when the financial statements were issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

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

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from of their local real estate office, broker or agent. This service is provided from our real estate search website: (www.realestatecontacts.com) and our video website channel: (www.realestatevideochannels.com).  In addition, our real estate search website will feature no more than five agents per territory.  This policy will eliminate a substantial amount of the competition for the real estate agent, broker and office.  For this reason we believe our concept will have a high level of interest from any real estate professional.

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

The RealEstateContacts.com portal website also features local mortgage brokers and lenders that want more traffic and exposure to their website for potential new clients.  By featuring local mortgage brokers  our website allows the consumer to have access to any financial questions and can receive all the information they need quickly in their geographical area.  The driving of internet traffic is the key to any online marketing company.  We intend to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, pay per clicks advertising, banner advertising, email marketing, and linking up to other real estate portals and directories.

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

For the three months ended March 31, 2013 compared to March 31, 2012

Results of Operation

Revenues generated were $1,749 and $1,017 for the three month periods ended March 31, 2013 and 2012, respectively.  Billings have increased slightly as the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.

Operating expenses were $162,518 and $327,760 for the three month periods ended March 31, 2013 and 2012, respectively.  The Company has recorded significant non-cash expenses related to compensation, in the amount of $123,500 and $298,250 for the three months ended March 31, 2013 and 2012, respectively.  Other significant expenses incurred are related to professional expense related to the preparation of our public filing.  We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three month period due to debt related charges.  We have recorded $78,647 of losses on the settlement of debt through the issuance of our common stock.  Issuances were recorded at the fair value of the common stock. The difference between the stock value and the extinguished debt resulted in a loss.

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

At March 31, 2013 the Company has cash in the amount of $40,477.  Management does not believe that is has adequate cash resources to meet current obligations, as the amount represents approximately three months of operating expenses.  The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2013 we have $40,477 cash on hand to meet our current obligations.  As of March 31, 2013, we have a negative working capital of $530,042 and for the three months ended March 31, 2013 have used $39,841 in our operating activities.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended March 31, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: May 20, 2013	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director