Form 10-Q/A
period 2013-03-31
Real Estate Contacts, Inc.
filed 2013-05-29
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q/A

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

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2013

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101, which was submitted on May 20, 2013, but rejected by EDGAR due to a punctuation error in the Issuer’s name, consists of the Interactive Data Files for the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013.

The only changes made to this quarterly report were to change the form number to “Form 10-Q/A” and to state that Exhibits 31.1 and 31.2 were previously filed on May 20, 2013.

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

Previously filed on May 20, 2013, as Exhibit 31.1 to the Issuer’s quarterly report on Form 10-Q.

32.1

Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C Section 1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Previously filed on May 20, 2013, as Exhibit 32.1 to the Issuer’s quarterly report on Form 10-Q.

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