Form 10-Q
period 2013-06-30
Real Estate Contacts, Inc.
filed 2013-08-19
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

 _______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE CONTACTS, INC.

(Exact name of registrant as specified in charter)

Florida	000-54845	593800845
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

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

As of August 9, 2013 there are 534,953,118 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2013

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

PART I—FINANCIAL INFORMATION

Item 1.                 Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheet

	June 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$123,652	$25,418
Total current assets	123,652	25,418

Website development costs, net of accumulated
amortization of $5,126 and $2,833, respectively	28,673	7,167

Total assets	$152,325	$32,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$16,167	$18,147
Accrued expenses	82,932	73,247
Deferred revenue	2,068	1,771
Derivative liability	634,219	234,599
Due to shareholder	148,326	188,796
Notes payable	9,000	7,500
Convertible note payable	91,417	27,336
Total current liabilities	984,129	551,396

Notes payable	-	-

Total liabilities	984,129	551,396

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 2,900,000,000 shares
authorized; 490,508,674 and 190,681,078 shares
issued and outstanding, respectively	4,905	1,907
Additional paid-in capital	5,997,594	2,595,493
Accumulated deficit	(6,834,303)	(3,116,211)
Total stockholders' deficit	(831,804)	(518,811)

Total Liabilities and Stockholders' Deficit	$152,325	$32,585

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Revenues	$891	$1,200	$2,640	$2,217

Operating expenses:
Selling expenses	3,809	414	9,537	1,058
Compensation	1,170	16,170	21,739	41,659
Professional	4,375	13,240	12,595	14,390
Rents and overhead	300	300	600	600
General and administrative	2,775	12,857	6,226	14,534
Stock-based compensation	2,968,000	-	3,091,500	298,250
Amortization	1,543	250	2,293	500
Total operating	2,981,972	43,231	,144,490	370,991

Net loss from operations	(2,981,081)	(42,031)	(3,141,850)	(368,774)

Other expense
Interest expense	(2,748)	(2,048)	(2,942)	(3,070)
Financing costs	(136,027)	-	(219,081)	-
Change in derivatives	(209,123)	-	(238,072)	-
Gain (loss) on extinguishment of debt	(37,500)	(495,250)	(116,147)	(606,250)
Net loss before provision for income taxes	(3,366,479)	(539,329)	(3,718,092)	(978,094)

Provision for income taxes	-	-	-	-

Net loss	$(3,366,479)	$(539,329)	$(3,718,092)	$(978,094)

Loss per share, primary and dilutive	$(0.01)	$(0.00)	$(0.01)	$(0.02)

Weighted average shares outstanding
primary and dilutive	406,534,578	185,567,087	307,992,711	54,368,219

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(3,718,092)	$(978,094)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	2,293	500
Stock based compensation	3,091,500	298,250
In kind contribution of rent	600	600
Loss on extinguishment of debt	294,599	606,250
Amortization of debt discounts and financing costs	72,078	-
Change in derivative liability	209,123	-
Changes in assets and liabilities:
Accounts payable	(1,980)	1,670
Accrued expenses	9,685	13,245
Deferred revenue	297	1,734
Shareholder advances	(40,470)	12,561
Net Cash Used by Operating Activities	(80,367)	(43,284)

Cash Flows from Investing Activities:
Purchase of fixed assets	(23,799)	-
Net Cash Used by Investing Activities	(23,799)	-

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	1,500	14,500
Proceeds from convertible notes payable	182,500	-
Proceeds from issuance of equity	18,400	28,250
Net Cash Provided by Financing Activities	202,400	42,750

Net increase (decrease) in Cash	98,234	(534)

Cash at beginning of period	25,418	1,151

Cash at end of period	$123,652	$617

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes in exchange for common shares	$97,500	$19,000

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(unaudited)

For the three and six months ended June 30, 2013 and 2012

1.

Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in New Castle, Pennsylvania.  The Company engages in the ownership and operation of two real estate advertising websites that offers real estate professionals the opportunity to reach consumers interested in buying or selling their property.  The Company’s online search website and online video website provides and enables consumers to view real estate listings in their respective geographic areas.

Along with our current real estate search portal and our new real estate video listings website, our company’s products will be featured in most markets and cities throughout the United States.  Our new video website channel will consist of real estate listings in a live video or video tour program.

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website: www.realestatecontacts.com  and our Real Estate Video Website Channel: www.realestatevideochannels.com

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing products. Our current real estate search website and our new real estate video website product enable real estate professionals to increase their visibility and promote their listings.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the six month periods ended June 30, 2013 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of June 30, 2013 and December 31, 2012, deposits with this bank did not exceed the amount of insurance provided on such deposits.  The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred.   Advertising expense was $3,555, $75, $4015 and $145 for the three and six months ended June 30, 2013 and 2012, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2013 there were approximately 126,000,000 share equivalents, resulting from the issuance of convertible notes.

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

The Company has a history of losses and has incurred net losses for the three and six month periods ending June 30, 2013, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the six months ended June 30, 2013.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $148,326 and $188,796 as of June 30, 2013 and December 31, 2012, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect.  The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  Rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300,  $300, $600, and $600 for the three and six month periods ended June 30, 2013 and 2012, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Notes Payable

 The notes outstanding are summarized by their terms below:

Schedule of Debt

	June 30, 2013	December 31, 2012
Notes payable, issued to individuals, various origination dates, all maturing within one year, at interest rate of 10%	$ 9,000	$ 22,500
Convertible promissory note, extended by mutual agreement, maturing within year, 10% interest, convertible into 15,000 shares of common stock	1,500	1,500
Convertible promissory notes, maturing 180 days from origination date, 8-10% interest, convertible at discount to trading price (a), (b)	200,000	-
Face value of notes	$ 210,500	$ 24,000
Debt discounts, attributable to beneficial conversion features of convertible debt, and deferred financing costs	110,083
	$ 100,417	$ 24,000

(a)

The Company evaluated the terms of the convertible notes, totaling $200,000, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discounts on the notes in the amount of $200,000 at the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes.  The Company recognized financing costs in the amount of $219,081 on these unconverted notes.  Additionally, the notes called for an immediate withholding of proceeds as service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.

(b)

In 2013, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. Upon issuance of the Promissory Note the lender immediately advanced the sum of $50,000 to the Company. The lender subsequently made two advances of $25,000, and may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion up to $150,000 and thereafter only with consent by the Company. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender, nor shall any interest or other rights extend to any unfunded portion of the Promissory Note.

The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

A derivative liability, in the amount of $634,219 has been recorded, as of June 30, 2013, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.08%
Expected lives (years)	.167
Expected price volatility	448%
Forfeiture Rate	0.0%

6.

Equity

During the six months ended June 30, 2013, the Company has issued 12,700,000  common shares for cash proceeds of $18,400.

The Company issued 13,500,000 shares of common stock in exchange for services of non-employees during the six months ending June 30, 2013.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $291,500 in compensation expense.

On April 26, 2013, the Company issued an additional 200,000,000 shares of common stock to the sole officer and director.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $2,800,000 in compensation expense.

Convertible notes, in the amount of $97,500 were converted into 73,627,596 common shares, in accordance with the terms of the note agreements.

During the three and six month periods ended June 30, 2013 and 2012 the Company recorded in-kind contributions for rent expense in the amount of $300, $300, $600  and $600, respectively.

Amendment to the Articles of Incorporation

On May 22, 2013, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 3,000,000,000 (three billion), allocated as follows among these classes and series of stock:

Schedule of Stock by Class

Designation	Par value	Shares
Common	$0.00001	2,900,000,000
Preferred Stock Class, Series A	$0.0001	10,000,000
Preferred Stock Class, Series B	$0.001	90,000,000

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

Plan of Operations

Our plan of operation is to operate the most definitive online real estate video listings website and search engine portal website for real estate.  We want to position our company as the first of its kind national real estate search engine/social community/media video network that matches buyers, sellers, brokers, and professionals anywhere in the world through rich and social media.

Our real estate search website allows real estate professionals and consumers to interact through the internet as a business medium.  The Company’s operating strategy is to feature real estate professional’s websites and current listings on the RealEstateContacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professionals’ website.  This format is called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website and the RealEstateVideoChannels.com video portal website.

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from of their local real estate office, broker or agent. This service is provided from our real estate search website: (www.realestatecontacts.com) and our video website channel: (www.realestatevideochannels.com).  In addition, our real estate search website will feature no more than four agents per territory.  This policy will eliminate a substantial amount of the competition for the real estate agent, broker and office.  For this reason we believe our concept will have a high level of interest from any real estate professional.

Currently while there are other real estate directories and portals on the internet only a select few feature real estate agents on a semi-exclusive basis.  We believe this approach will be attractive to real estate professionals in each locale.

We will also have the technology to focus on online media, particularly video.  We will provide an online National Real Estate Video Listings Website that will include listings in a video format from our real estate agents video website. All real estate agents will have their own new video website to display their listings in video.  Our company will design and sell individual video websites known as “channels” to real estate agents, brokers, offices and all real estate professionals and feature those websites on our new real estate video search portal.

Real Estate Contacts, Inc. will offer video real estate websites for local and national publishing in many areas, where our affiliate real estate partners can have their own video website channel, manage the publishing and display hundreds of video properties in a true television format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

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

We generate revenue from advertising sales of our marketing products that we offer to real estate professionals.

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

•

We intend to continue, maintain and aggressively pursue to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, pay per click advertising, banner advertising and social media networks to help manage and geographically target consumer traffic and lead volume.

•

Focus on driving more internet traffic and unique visitors to our websites by using these search engine marketing techniques.

•

We plan to increase our online Search Engine Marketing to create more unique users.  Measuring unique users is important to us because our advertising revenues depend in part on our ability to enable our consumers to connect with real estate professionals.  We define a unique user as a user who visits our website at least once during a calendar month, as measured by our analytical tools.

•

The number of real estate subscribers (advertiser) on our websites is an important driver of revenue growth because each subscriber pays us a yearly fee to participate in the advertising of their services.

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

For the three and six months ended June 30, 2013 compared to June 30, 2012

Results of Operation

Revenues generated were $891, $1,200, $2,640 and $2,217 for the three and six month periods ended June 30, 2013 and 2012, respectively.  Billings have increased slightly, year over year, as the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.

Operating expenses were $2,981,972, $43,231, $3,144,490 and $370,991 for the three and six month periods ended June 30, 2013 and 2012, respectively.  The Company has recorded significant non-cash expenses related to compensation, in the amount of $2,968,000, $0, $3,091,500 and $298,250 for the three and six months ended June 30, 2013 and 2012, respectively.  Other significant expenses incurred are related to professional expense related to the preparation of our public filing.  We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company.  We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three and six month period due to debt related charges.  We have recorded losses on the settlement of debt through the issuance of our common stock.  Issuances were recorded at the fair value of the common stock issued in settlements, net of the face value of debts retired. The difference between the stock value and the extinguished debt resulted in a loss.

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

At June 30, 2013 the Company has cash in the amount of $123,652.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately none months to one year of our run rate of operating expenses.  The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2013 we have $123,652 cash on hand to meet our current obligations.  As of June 30, 2013, we have a negative working capital of $860,477 and for the six months ended June 30, 2013 have used $80,367 in our operating activities.

Based upon the above, we do not believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues.  We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months.  In addition, we anticipate we will need an additional minimum of $80,000 to cover operational and administrative expenses for the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee.  If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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

Item 3.                 Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

PART II - OTHER INFORMATION

Item 1.                 Legal Proceedings.

None.

Item 1A.                 Risk Factors.

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended June 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: August 19, 2013	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director