Form 10-Q
period 2013-09-30
Real Estate Contacts, Inc.
filed 2013-11-08
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Large accelerated filer. ☐	Accelerated filer.☐
Non-accelerated filer.☐ (Do not check if a smaller reporting company)	Smaller reporting company.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of November 7, 2013 there are 1,059,706,211 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2013

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).Forward-looking statements discuss matters that are not historical facts.  Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees.  Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	September 30,	December 31,
	2013	2012
	(unaudited)	(audited)
Assets
Current assets
Cash	$206,723	$25,418
Total current assets	206,723	25,418

Website development costs, net of accumulated amortization of$7,033 and $2,833, respectively	54,009	7,167
Total assets	$260,732	$32,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$14,592	$18,147
Accrued expenses	83,801	73,247
Deferred revenue	1,202	1,771
Derivative liability	967,213	234,599
Due to shareholder	145,926	188,796
Notes payable	5,000	7,500
Convertible note payable	69,468	27,336
Total current liabilities	1,287,202	551,396

Notes payable	-	-

Total liabilities	1,287,202	551,396

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 2,900,000,000 shares authorized; 585,493,327 and 190,681,078 shares issued and outstanding, respectively	5,855	1,907
Additional paid-in capital	6,248,969	2595,493
Accumulated deficit	(7,281,294)	(3,116,211)
Total stockholders' deficit	(1,026,470)	(518,811)

Total Liabilities and Stockholders' Deficit	$260,732	$32,585

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Revenues	$866	$1,162	$3,506	$3,379

Operating expenses:
Selling expenses	781	926	10,318	1,984
Compensation	31,170	16,170	52,909	57,829
Professional	5,500	6,926	18,095	21,316
Rents and overhead	300	300	900	900
General and administrative	3,506	(7,198)	9,732	7,336
Stock-based compensation	-	8,000	3,091,500	306,250
Amortization	1,907	250	4,200	750
Total operating expenses	43,164	25,374	3,187,654	396,365

Net loss from operations	(42,298)	(24,212)	(3,184,148)	(392,986)

Other expense
Interest expense	(698)	(1,434)	(3,640)	(4,504)
Financing costs	(38,921)	(26,277)	(181,923)	(26,277)
Change in derivatives	(365,074)	(76,961)	(732,614)	(76,961)
Gain (loss) on extinguishment of debt	-	3,060	(62,758)	(603,190)
Net loss before provision for income taxes	(446,991)	(125,824)	(4,165,083)	(1,103,918)

Provision for income taxes	-	-	-	-

Net loss	$(446,991)	$(125,824)	$(4,165,083)	$(1,103,918)

Loss per share, primary and dilutive	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding, primary and dilutive	545,403,443	183,496,517	387,798,181	164,885,065

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(4,165,083)	$(1,103,918)
Adjustment to reconcile net loss to net cash provided by operations:
Depreciation and amortization	4,200	750
Stock based compensation	3,091,500	306,250
In kind contribution of rent	900	900
Amortization of debt discounts and financing costs	181,923	26,277
Change in derivative liability	732,614	76,961
Loss on extinguishment of debt	62,758	607,750
Changes in assets and liabilities:
Accounts payable	7,020	(3,059)
Accrued expenses	10,554	15,569
Deferred revenue	(569)	1,071
Shareholder advances	(42,870)	1,411
Net Cash Used by Operating Activities	(117,053)	(70,038)

Cash Flows from Investing Activities:
Website development costs	(51,042)	(15,000)
Net Cash Used by Investing Activities	(51,042)	(15,000)

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	-	30,500
Proceeds from convertible notes payable	331,000	45,000
Proceeds from issuance of equity	18,400	30,250
Net Cash Provided by Financing Activities	349,400	105,750

Net increase (decrease) in cash	181,305	20,712
Cash at beginning of period	25,418	1,151
Cash at end of period	$206,723	$21,863
Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-
Non-cash disclosures:
Settlement of payables in exchange for common shares	$10,575	$25,000

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2013 and 2012

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

Along with our current real estate search portal and our new real estate video listings website, our company’s products will be featured in most markets and cities throughout the United States .Our new video website channel will consist of real estate listings in a live video or video tour program.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2013 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2013.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $4,425 and $742 for the nine months ended September 30, 2013 and 2012, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2013 there were approximately 933,000,000 share equivalents, resulting from the issuance of convertible notes.

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3.

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has a history of losses and has incurred net losses for the three and nine month periods ending September 30, 2013, additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the nine months ended September 30, 2013.These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is approximately $60,000 plus bonuses.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development. Advances and deferrals amounted to $145,926 and $188,796 as of September 30, 2013 and December 31, 2012, respectively. There are no repayment terms to these advances and deferrals. In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. Rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300, $300, $900 and $900for the three and nine month periods ended September 30, 2013 and 2012, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Notes Payable

 The notes outstanding are summarized by their terms below:

Schedule of Debt

	September 30, 2013	December 31, 2012
Notes payable, issued to individual(s), various origination dates, all maturing within one year, at interest rate of 10%-12%	$5,000	$2,500
Convertible promissory note, extended by mutual agreement, maturing within year, 10% interest, convertible into 15,000 shares of common stock	-	6,500
Convertible promissory notes, maturing 180 days from origination date, 8-10% interest, convertible at discount to trading price (a), (b), (c)	314,000	72,500
Face value of notes	$319,000	$81,500
Debt discounts, attributable to beneficial conversion features of convertible debt, and deferred financing costs	244,532	46,664
	$74,468	$34,836

(a)

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. Therefore, the Company recognized a debt discounts on the notes in the amount to the extent of the note at the origination date. The debt discount was recorded as reduction (contra-liability) to the Convertible Notes Payable. The debt discount is being amortized over the life of the notes. The Company recognized financing costs on these unconverted notes. Additionally, the notes called for an immediate withholding of proceeds as service charges, which has been treated as an original issue discount or deferred financing costs, a contra-liability charge, which is to be amortized as finance cost over the life of the loan.

(b)

In 2013, the Company issued a 10% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $250,000 and accrued interest on any advanced principal funds. The consideration is $225,000 with an original issue discount of $25,000. The lender may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion up to the $225,000 master promissory note and thereafter only with consent by the Company. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender; nor shall any interest or other rights extend to any unfunded portion of the Promissory Note.

The Promissory Note matures one year from its issuance. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.025 per share or sixty percent (60%) of the lowest trade price in the twenty five (25) trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

(c)

In July 2013, the Company issued an 8% unsecured convertible promissory note (the “Promissory Note”) for the principal sum of up to $357,500 and accrued interest on any advanced principal funds. The consideration is $325,000 with an original issue discount of $32,500. The lender may elect to pay additional consideration to the Company in such amounts and at such times as the Lender may choose in its sole discretion up to the $325,000 master promissory note and thereafter only with consent by the Company. The principal sum due the Lender shall be prorated based on the actual total consideration paid to the Company by the Lender such that the Company will only be required to repay the amount funded by the lender; nor shall any interest or other rights extend to any unfunded portion of the Promissory Note.

The Promissory Note matures fifteen (15) months from its issuance. The Promissory Note may be converted by the Lender into shares of common stock of the Company at the lesser of $.005 per share or fifty one percent (51%) of the average three lowest trade price in the twenty (20) consecutive trading days prior to the conversion of any outstanding funded principal or accrued interest under the Promissory Note.

A derivative liability, in the amount of $967,213 has been recorded, as of September 30, 2013, related to the above notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.07%
Expected lives (years)	.563
Expected price volatility	426%
Forfeiture Rate	0.0%

6.

Equity

During the nine months ended September 30, 2013, the Company has issued 12,700,000  common shares for cash proceeds of $18,400.

The Company issued 13,500,000 shares of common stock in exchange for services of non-employees during the nine months ending September 30, 2013. These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $291,500 in compensation expense.

On April 26, 2013, the Company issued an additional 200,000,000 shares of common stock to the sole officer and director. These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $2,800,000 in compensation expense.

Convertible notes were converted into 161,945,583 common shares, in accordance with the terms of the note agreements. The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.

Accounts payable of $10,575 was settled and converted into 6,666,666 shares of common stock. The Company recorded the settlement at the fair market value of the shares converted including a loss on extinguishment of debt of $62,758.

During the three and nine month periods ended September 30, 2013 and 2012 the Company recorded in-kind contributions for rent expense in the amount of $300, $300, $900and $900, respectively.

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

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from of their local real estate office, broker or agent. This service is provided from our real estate search website: (www.realestatecontacts.com) and our video website channel: (www.realestatevideochannels.com).In addition, our real estate search website will feature no more than four agents per territory. This policy will eliminate a substantial amount of the competition for the real estate agent, broker and office. For this reason we believe our concept will have a high level of interest from any real estate professional.

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

The RealEstateContacts.com portal website also features local mortgage brokers and lenders that want more traffic and exposure to their website for potential new clients. By featuring local mortgage brokers, our website allows the consumer to have access to any financial questions and can receive all the information they need quickly in their geographical area.

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

For the three and nine months ended September 30, 2013 compared to September 30, 2012

Results of Operation

Revenues generated were $866, $1,162, $3,506 and 3,379 for the three and nine month periods ended September 30, 2013 and 2012, respectively. Billings have increased slightly, year over year, as the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.

Operating expenses were $43,164, $25,374, $3,187,654 and $396,365 for the three and nine month periods ended September 30, 2013 and 2012, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $0, $8,000, $3,091,500 and $306,250 for the three and nine months ended September 30, 2013 and 2012, respectively. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

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

At September 30, 2013 the Company has cash in the amount of $206,723.Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately none months to one year of our run rate of operating expenses. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2013 we have $206,723 cash on hand to meet our current obligations. As of September 30, 2013, we have a negative working capital of $1,080,479 and for the nine months ended September 30, 2013 have used $117,053 in our operating activities.

Based upon the above, we do believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues. Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web channel and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months. In addition, we anticipate we will need an additional minimum of $80,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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

Item 3.Quantitative and Qualitative Disclosures About Market Risk

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4.Controls and Procedures

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

(b)Changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended September 30, 2013, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: November 8, 2013	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director