Form 10-K
period 2013-12-31
Real Estate Contacts, Inc.
filed 2014-03-31
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 000-54845

REAL ESTATE CONTACTS, INC.

 (Exact name of small business issuer as specified in its charter)

Florida	59-3800845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8955 US Highway 301 N., No. 192 Parrish, Florida	34219
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report)
(724) 656-8886
(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

☐ Yes ☑ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days  .☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑    No  ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013: $5,228,000.

Number of the issuer’s Common Stock outstanding as of March 26, 2014:  8,605,144,866

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

ii

iii

QuickLink to Table of Contents

QuickLink to Financial Statements

PART I

ITEM 1 .   BUSINESS

Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in Parrish, Florida.  The Company engages in the ownership and operation of two real estate advertising portal websites. Real Estate Contacts, Inc. provides a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals. Our company also provides and sells video real estate websites to real estate professionals. The company has developed a national online real estate video listings portal that provides consumers the opportunity to view real estate in their local markets all in a video format.

The company provides consumers the opportunity to view real estate listings and homes for sale in their local markets.

The company provides real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area and in most markets and cities throughout the United States.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing website products. Our current real estate search website and our new real estate video website product enable real estate professionals to increase their visibility and promote their listings.

Business Operations

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website (www.realestatecontacts.com) and our Real Estate Video Listings Channel. (www.realestatevideochannels.com)

The Company’s business is conducted solely within the Internet and the Online Video arena. Our company matches buyers, sellers, and real brokers and agents anywhere in the world.

Products and Services

The Company currently operates a real estate search portal www.realestatecontacts.com that features real estate professional’s current listings and profiles in their service areas.  The company has developed and operates a national  online video listings channel www.realestatevideochannels.com   The National Online Real Estate Video Listing Channel will feature all real estate listings in a video and/or virtual tour format, along with video bios, video blogs of the real estate brokers, agents, or offices.

The Company now offers Real Estate professionals the opportunity to own and operate their own real estate video listings website channel.  The real estate agents that operate their own video website will to be able to manage the publishing and display hundreds of video properties and virtual tours through one simple website giving real estate professionals exposure for their properties in less time.

Participating real estate brokers, offices and agents receive coverage in the cities, areas and territories that they service.  Consumers can find houses and foreclosures for sale in hundreds of U.S. cities and in their local market.

The company generates its revenue from selling advertising to real estate professionals on our real estate portal and selling video websites that will be included on our national real estate video listings channel.

Both of the company’s real estate portal websites currently receive thousands of unique visitors each month and these visitors are consumers interested in viewing real estate listings, homes for sale and foreclosure properties in their local area.

Consumers will and do continue to buy and sell homes in real estate markets throughout the United States.  The majority are going online to do so and will continue to contact and seek the advice of real estate professionals.

QuickLink to Table of Contents

QuickLink to Financial Statements

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

ITEM 1A .   RISK FACTORS

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

Real Estate Contacts, Inc. was incorporated on March 10, 2005.  For the years ended; December 31, 2013, and 2012, net losses were $5,417,722 and $769,246, respectively.   Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Our primary revenue is generated from advertisements by real estate professionals, such as real estate offices, real estate brokerages, real estate agents, and the sales of real estate video websites which subjects our business to a variety of risks.  The revenue available from these advertisements and websites will depend on the current real estate market. If the advertisements on our websites and the sales of video websites do not generate sufficient income to meet operating expenses our cash flow and ability to operate will be adversely affected.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

As of March 26, 2014, the Company’s officer/director owns approximately 5,000,000,000 shares of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

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

The Real Estate Advertising/Marketing services market is becoming increasingly competitive and the barriers to entry regarding such services are low.  Many of the Company’s existing and potential competitors have longer operating histories in the Real Estate Advertising Marketing and website business, greater name recognition, larger client base, greater Internet traffic, and greater financial, technical and marketing resources than the Company does.  The Real Estate Advertising Marketing business and the sales of real estate websites is subject to intense competition; should the Company be unable to overcome such competitive forces, its operations will be negatively affected and it will be unable to expand its business.

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

The Company’s business  is conducted solely within the Internet arena and is subject to various risks associated with conducting business online, including: (a) the Company’s target clients, real estate professionals, offices, brokers, agents, may operate their own Internet portal and websites for advertising and marketing purposes, and have no need for the Company’s advertising, marketing and

QuickLink to Table of Contents

QuickLink to Financial Statements

website services; and (b) consumer traffic to the Company’s website and its advertising/marketing revenues are based on consumer and real estate professional’s acceptance and/or continued acceptance of online marketing and advertising, which there is no assurance will continue to be an acceptable mode of marketing and advertising.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 20,000,000,000 shares of capital stock consisting of 19,900,000,000 shares of common stock, par value $.00001 per share, and 10,000,000 shares of preferred stock, series A, par value $.0001 per share and 90,000,000 preferred stock series B, par value $.001 per share.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Our directors and officers are indemnified as provided by the Florida corporate law and our Bylaws. We have agreed to indemnify each of our directors and certain officers against certain liabilities, including liabilities under the Securities Act of 1933.  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the provisions described above, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification against such liabilities (other than our payment of expenses incurred or paid by our director, officer or controlling person in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person we will, unless in the opinion of our counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

ITEM 1B .   UNRESOLVED STAFF COMMENTS

There is no reporting requirement under this item for a smaller reporting company.

ITEM 2 .      PROPERTIES

Our principal executive office is located at 8955 US Highway 301 N., No. 192 Parrish, Florida 34219 and our telephone number is (724) 656-8886.  Office space is provided by our Chief Executive Officer at no charge.

ITEM 3 .      LEGAL PROCEEDINGS

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

ITEM 4 .      MINE SAFETY DISCLOSURES

Not applicable.

QuickLink to Table of Contents

QuickLink to Financial Statements

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

	High*	Low*
Fiscal Year 2013
First quarter ended March 31, 2013	$0.077	$0.0018
Second quarter ended June 30, 2013	$0.0269	$0.0019
Third quarter ended September 30, 2013	$0.0052	$0.0011
Fourth quarter ended December 31, 2013	$0.0022	$0.0001

Fiscal Year 2012
First quarter ended March 31, 2012	$0.18	$0.075
Second quarter ended June 30, 2012	$0.16	$0.06
Third quarter ended September 30, 2012	$0.273	$0.0394
Fourth quarter ended December 31, 2012	$0.059	$0.01

QuickLink to Table of Contents

QuickLink to Financial Statements

Approximate Number of Equity Security Holders

 As of December 31, 2013, there were approximately 85 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.  No stock options have been issued as of December 31, 2013.

Registration Rights

We have not granted registration rights to the selling shareholders or to any other persons.

ITEM 6 .      SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to prove the information required by this Item.

ITEM 7 .      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Operating Strategy

Our websites allows real estate professionals and consumers to interact through the Internet as a business medium.  Our operating strategy is to feature real estate agents websites on the www.realestatecontacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate agency’s website.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

We also have the technology to focus on online media, particularly video.  We provide an online Real Estate Listings Video Channel

QuickLink to Table of Contents

QuickLink to Financial Statements

website www.realestatevideochannels.com that will include video and video tours of real estate.  We offer and sell video real estate websites to real estate professionals.

Real Estate Contacts, Inc. will offer video websites for local publishing of online real estate video channels in many areas, where our real estate partner can own their own video website channel, earn additional revenue opportunities, manage the publishing and display hundreds of video properties in a true video format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

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

Our focus is driving high volumes of traffic to our advertisers putting the consumer with the most relevant and desired professional.  Thousands of unique visitors visit our websites, (RealEstateContacts.com), and (RealEstateVideoChannels.com)to view real estate listings and homes for sale.  We accomplish this through highly focused and well-designed SEO strategies that allow our advertisers to receive greater amount of sales without spending huge resources.  Our methodology and resource expenditures are invaluable tools to our advertisers.  We do the marketing and our advertisers get the leads.

Currently, while there are other real estate directories and portals on the Internet, only a select few feature real estate agents on a semi-exclusive basis.  We believe this approach will be attractive to real estate professionals in each locale.

Both of our real estate search portal websites will also include local real estate offices, brokers and agents that want more traffic and exposure to their website for potential new clients.

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

Our company will offer and sell real estate video websites to offices, brokers, agents and all real estate professionals.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

We also have the technology to focus on online media, particularly video.  We provide an online National Real Estate Video Listings Website that will include listings in a video format from our real estate agents video website. All real estate agents will have their own new video website to display their listings in video.  Our company will design and sell individual video websites known as “channels” to real estate agents, brokers, offices and all real estate professionals and feature those websites on our new real estate video search portal.

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

The RealEstateContacts.com portal website will also feature local mortgage brokers and lenders that want more traffic and exposure to their website for potential new clients.  By featuring local mortgage brokers  our website allows the consumer to have access to any financial questions and can receive all the information they need quickly in their geographical area.

Our goal is to connect real estate professionals with consumers who are interested in buying or selling a home.

We generate revenues from the sales of real estate video websites and the advertising sales for real estate professionals on both of our current websites.

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

•

The number of real estate professionals (advertisers) on our websites is an important driver of revenue growth because each advertiser pays us a yearly fee to participate in the advertising of their services as well as a yearly membership fee for their own real estate video website.

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

Results of Operations For the Years Ended December 31, 2013 and 2012

Revenues

For the years ended; December 31, 2013 and 2012, we generated revenues of $4,161, and $4,662, respectively.  Revenue was generated from annual subscription dues.

QuickLink to Table of Contents

QuickLink to Financial Statements

Operating Expenses

Operating costs were incurred in the amount of $3,864,074 and $412,886 for the years ended December 31, 2013 and 2012, respectively.  The increase was attributable to total compensation expenses of $122,979 plus Stock-based compensation of $3,671,900 compared to $59,249 and $291,500 in the prior year.  The difference in compensation was primarily due to the stock based compensation, recorded at the fair market value at the time of issuance, resulting in an increase of $3,444,130

 for the year ended December 31, 2013, primarily to our CEO.    Additionally, we anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $5,417,722 and $769,246 for the years ended December 31, 2013 and 2012, respectively.  The increased loss is largely due to significant increases in stock based compensation, financing costs, the change in derivatives, and a recognized loss on extinguishment of convertible debt of $285,543.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

The Company has negative working capital, in the amount of $1,405,063 as of December 31, 2013 and has used cash from operations of $226,833.  Investing activities used $78,542, to complete the website portal.  The Company received $400,700 from financing activities, primarily the issuance of convertible debt, for cash in the amount of $382,300 and proceeds of $18,400 from the issuance of common stock.

At December 31, 2013 the Company has cash, in the amount of $120,743.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately none months to one year of our run rate of operating expenses.  Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

Based upon the above, we do believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues.  Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web video channel and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months.  In addition, we anticipate we will need an additional minimum of $80,000 to cover operational and administrative expenses for the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee.  If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Subsequent Events

Common Shares Issued for Extinguishment of Convertible Notes Payable

In January 1, 2014 through March 26, 2014, the Company has issued 2,618,722,250 (valued at the fair market trading price or approximately $.00048 per share) common shares to satisfy $131,331 of notes.  These shares are valued at approximately $1,255,000, resulting in a loss on exchange, in the amount of $1,123,669.

Common Shares issued for Services

On January 13, 2014 and March 3, 2014, the Company issued Robert DeAngeles 3,650,000,000 shares for services at the fair market trading price of $0.00035 common shares.  The shares and services are valued at $1,295,000.

Management has evaluated subsequent events through the date of filing; the date the financial statements were available to be issued.  Except as noted, management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2013 and 2012, which are contained in this filing, the Company’s 2012 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

•

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

•

The Company currently does not issue credit on services provided, therefore there are no accounts receivable.  No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

•

Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable.  When required impairment losses on assets to be held and used are recognized based on the fair value of the asset.  The fair value is determined based on estimates of future cash

QuickLink to Table of Contents

QuickLink to Financial Statements

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

•

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

ITEM 7A .   QUANTITATIVE AND QUALITIATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative instrument assets and do not engage in any hedging activities.

QuickLink to Table of Contents

QuickLink to Financial Statements

ITEM 8 .      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Real Estate Contacts, Inc.

As of December 31, 2013 and 2012

QuickLink to Table of Contents

QuickLink to Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado  80014

Telephone (303)306-1967

Fax (303)306-1944

To the Board of Directors of:

Real Estate Contacts, Inc.

I have audited the accompanying balance sheets of Real Estate Contacts, Inc. as of December 31, 2012, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Contacts, Inc. at December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements the Company has suffered losses from operations, has a history of losses resulting in accumulated deficit, has negative working capital and is requiring to raise additional capital through debt or equity issuance.  These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

Ronald R. Chadwick, P.C.

April 10, 2013

RONALD R. CHADWICK, P.C.

QuickLink to Table of Contents

QuickLink to Financial Statements

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Real Estate Contacts, Inc.

We have audited the accompanying balance sheet of Real Estate Contacts, Inc. (the “Company”) as of December 31, 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Real Estate Contacts, Inc. as of December 31, 2012, were audited by other auditors whose report dated April 10, 2013, expressed an unqualified opinion on those statements, except that the report contained an explanatory paragraph stating that there was substantial doubt about the Company’s ability to continue as a going concern.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Real Estate Contacts, Inc. as of December 31, 2013 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has a history of net losses, resulting in accumulated deficit, negative working capital and negative cash flows from operations for the year ended December 31, 2013.  These factors raise substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 31, 2014

PCAOB Registered
AICPA Member

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.
Balance Sheet
(Audited)

	December 31,
	2013	2012

Assets
Current assets
Cash	$120,743	$25,418
Total current assets	120,743	25,418

Website development costs, net of accumulated amortization of $11,703 and $2,833, respectively	76,839	7,167
Total assets	$197,582	$32,585

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$26,592	$18,147
Accrued expenses	90,396	73,247
Deferred revenue	546	1,771
Derivative liability	1,092,030	234,599
Due to shareholder	111,426	188,796
Notes payable	5,000	7,500
Convertible note payable	199,816	27,336
Total current liabilities	1,525,806	551,396

Notes payable	-	-
Total liabilities	1,525,806	551,396

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 19,900,000,000 shares authorized; 2,336,422,636 and 190,681,078 shares issued and outstanding, respectively	23,364	1,907
Additional paid-in capital	7,182,345	2,595,493
Accumulated deficit	(8,533,933)	(3,116,211)
Total stockholders' deficit	(1,328,224)	(518,811)
Total Liabilities and Stockholders' Deficit	$197,582	$32,585

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.
Statement of Operations
(Audited)

	For the Year Ended
	December 31,
	2013	2012

Revenues	$4,161	$4,662

Operating expenses:
Selling expenses	12,258	2,609
Compensation	122,979	59,249
Professional	33,595	38,646
Rents and overhead	1,200	1,200
General and administrative	13,272	18,432
Stock-based compensation	3,671,900	291,500
Amortization	8,870	1,250
Total operating expenses	3,864,074	412,886

Net loss from operations	(3,859,913)	(408,224)

Other expense
Interest expense	(6,464)	(11,120)
Financing costs	(408,371)	(36,280)
Change in derivatives	(857,431)	(207,079)
Gain (loss) on extinguishment of debt	(285,543)	(106,543)
Net loss before provision for income taxes	(5,417,722)	(769,246)

Provision for income taxes	-	-

Net loss	$(5,417,722)	$(769,246)

Loss per share, primary and dilutive	$(0.01)	$(0.00)

Weighted average shares outstanding
primary and dilutive	602,671,702	170,863,830

The accompanying notes are an integral part of these financial statements

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.
Statements of Stockholders' Deficit
For Years Ended December 31, 2013 and 2012
(Audited)

					Additional		Stock-
		Preferred	Common		Paid in	Accumulated	Holders'
	Shares	Par	Shares	Par	Capital	Deficit	Deficit

Balance at December 31, 2011	-	-	55,130,000	$551	$2,058,169	$(2,346,965)	$(288,245)

	Common shares issued:
	for cash		17,300,000	173	50,077		50,250
	for services		113,600,000	1,136	290,364		291,500
	exchange for convertible debt		47,455,000	475	133,275		133,750
	recession of shares issued in exchange for convertible debt		(45,000,000)	(450)	450		-
	settlement of notes payable		2,196,078	22	10,978		11,000
	settlement of notes payable FMV adjustment				50,980		50,980
	In kind contribution of rent				1,200		1,200

	Net loss					(769,246)	(769,246)
Balance at December 31, 2012	-	-	190,681,078	1,907	2,595,493	(3,116,211)	(518,811)

	Common shares issued:
	for cash		12,700,000	127	18,273		18,400
	for services		1,222,243,750	12,222	3,659,678		3,671,900
	exchange for convertible debt		904,131,142	9,041	834,435		843,476
	exchange for accounts payable		6,666,666	67	73,266		73,333
	In kind contribution of rent				1,200		1,200
							-
	Net loss					(5,417,722)	(5,417,722)
Balance at December 31, 2013	-	$ -	2,336,422,636	$ 23,364	$ 7,182,345	$ (8,533,933)	$ (1,328,224)

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.
Statements of Cash Flows
(Audited)

	For the Year Ended
	December 31,
	2013	2012

Cash Flows from Operating Activities:
Net loss	$(5,417,722)	$(769,246)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	8,870	1,250
Stock based compensation	3,671,900	291,500
In kind contribution of rent	1,200	1,200
Amortization of debt discounts and financing costs	408,371	36,280
Change in derivative liability	857,431	207,079
Loss on extinguishment of debt	285,543	106,543
Changes in assets and liabilities:
Accounts payable	19,020	3,784
Accrued expenses	17,149	20,168
Deferred revenue	(1,225)	438
Shareholder advances	(77,370)	(479)
Net Cash Used by Operating Activities	(226,833)	(101,483)

Cash Flows from Investing Activities:
Purchase of fixed assets	(78,542)	(5,000)
Net Cash Used by Investing Activities	(78,542)	(5,000)

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	-	15,500
Proceeds from convertible notes payable	382,300	65,000
Proceeds from issuance of equity	18,400	50,250
Net Cash Provided by Financing Activities	400,700	130,750

Net increase (decrease) in Cash	95,325	24,267
Cash at beginning of period	25,418	1,151
Cash at end of period	$120,743	$25,418

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of payables in exchange for common shares	$10,575	$25,000

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Notes to the Financial Statements

For the years ended December 31, 2013 and 2012

1.

Background Information

Background

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in Parrish, Florida.  The Company engages in the ownership and operation of two real estate advertising portal websites. Real Estate Contacts, Inc. provides a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals. Our company also provides and sells video real estate websites to real estate professionals. The company has developed a national online real estate video listings portal that provides consumers the opportunity to view real estate in their local markets all in a video format.

The company provides consumers the opportunity to view real estate listings and homes for sale in their local markets.

The company provides real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area and in most markets and cities throughout the United States.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing website products. Our current real estate search website and our new real estate video website product enable real estate professionals to increase their visibility and promote their listings.

Business Operations

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website (www.realestatecontacts.com) and our Real Estate Video Listings Channel. (www.realestatevideochannels.com)

The Company’s business is conducted solely within the Internet and the Online Video arena. Our company matches buyers, sellers, and real brokers and agents anywhere in the world.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, deferred revenues and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the due to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.  Convertible debt has been valued to fair market value in consideration of the fair value of the potential future consideration that may be required upon settlement.

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•

Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2013.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of December 31, 2013 and 2012, deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, are considered by management to bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable and Credit

The Company currently does not issue credit on services provided, therefore there are no accounts receivable.  No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

Property and Equipment

Costs incurred in the planning stage of a website are expensed, while costs incurred in the development stage are capitalized and amortized over the estimated five year life of the asset. In accordance with FASB ASC No. 350, Intangibles, Goodwill and Other,

QuickLink to Table of Contents

QuickLink to Financial Statements

the Company requires that intangible assets with a finite life be amortized over their life and requires that goodwill and intangible assets be reviewed for impairment annually or more frequently if impairment indicators arise.

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $6,365 and $1,082  for the years ended December 31, 2013 and 2012, respectively.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share .

Diluted earnings (loss) per share include the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share.  For the years ended December 31, 2013 and 2012 there was 11,327,100,000 and 6,196,000 potential common shares from a convertible note and no share equivalents, respectively.  For December 31, 2013 and 2012 there were losses and, thus, anti-dilution issues are not presented.

3.

 Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $5,417,722 and $769,246, accumulated deficits of $8,533,933 and $3,116,211, working capital deficiencies of $1,405,063 and $525,978 and negative operating cash flows of $226,833 and $101,483 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013 the Company had insufficient cash with which to satisfy its future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

5.

Website Development Costs

	December 31,
	2013	2012
Website Development Costs	$88,542	$10,000
Less accumulated amortization	11,703	2,833
Property and equipment, net	$76,839	$7,167

Amortization of website was $8,870 and $1,250 for the year ended December 31, 2013 and 2012, respectively.

QuickLink to Table of Contents

QuickLink to Financial Statements

6.

Accrued Liabilities

Accrued expenses consist of:

	December 31,
	2013	2012
Accrued interest	$25,687	$21,517
Accrued payroll taxes	64,709	51,730
Total accrued expenses	$90,396	$73,247

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.

7.

Notes Payable

The notes outstanding are summarized by their terms below:

	December 31,
	2013	2012
Notes payable, issued to individual(s), various origination dates, all maturing within one year, at interest rate of 10%	$ 5,000	$ 6,000
Convertible promissory note, dated July 15, 2011, maturing July 15, 2012, extended by mutual agreement, 10% interest, convertible into 15,000 shares of common stock	-	1,500
Convertible promissory notes (3), dated July 26, 2012, August 29, 2012 and October 31, 2012, face value of $72,500, maturing 180 days from origination date, 8% interest, convertible at a 50% discount to the lowest average trading price during the previous 90 day period, net of unamortized debt discounts and deferred financing costs	-	27,336
Convertible promissory notes (3), dated May 28, 2013, August 28, 2013, and October 4, 2013, face value of $92,500, maturing 180 days from origination date, 8% interest, convertible at a 49% discount to the lowest average trading price during the previous 90 day period, net of unamortized debt discounts and deferred financing costs of $24,382 and partial conversion of one note in the amount of $21,100.	47,018	-
Convertible promissory notes (3) dated June 19, 2013, September 26, 2013, and December 12, 2013, face value of $100,000, maturing 180 days from origination date, 0% interest (includes $25,000 original issue discount at inception of signing Master Note for total of $250,000 in funding) , convertible at a 40% discount to the lowest trading price during the previous 25 day period, net of unamortized debt discounts and deferred financing costs of $33,791 and partial conversion of one note in the amount of $5,000.	61,209	-
Convertible promissory note dated August 26, 2013, face value of $65,000, maturing 180 days from origination date, 0% interest (includes $32,500 original issue discount and $7,500 administrative charge at inception of signing Master Note for total of $362,500 in funding, 5 future installments of $50,000 at defined intervals), convertible at a 30% discount to the lowest trading price during the previous 25 day period, net of unamortized debt discounts and deferred financing costs of $19,642.	45,358	-
Convertible promissory note dated July 30, 2013, face value of $82,500, maturing one (1) year from origination date, 8% interest (includes $32,500 original issue discount at inception of signing Master Note for total of $357,500 in funding, 5 future installments of $50,000 at defined intervals and one $25,000 funding), convertible at a 49% discount to the variable average trading price during the previous 10 day period, net of unamortized debt discounts and deferred financing costs of $47,692.	34,808	-
Convertible promissory note dated September 23, 2013, face value of $31,500, maturing nine months from origination date, 8% interest (includes $6,500 of original issue discount and administrative charges at inception, convertible at a 45% discount to the average of the two lowest trading price during the previous 25 day period, net of unamortized debt discounts and deferred financing costs of $20,077.	11,423	-
Total	$ 204,816	$ 34,836

Balance Sheet classification:
Notes Payable	$ 5,000	$ 7,500
Convertible Notes Payable	199,816	$ 27,336
Total	$ 204,816	$ 34,836

QuickLink to Table of Contents

QuickLink to Financial Statements

8.

Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance cost over the life of the loan.

A derivative liability, in the amount of $1,092,030 and $234,599 has been recorded, as of December 31, 2013 and 2012, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

	2013	2012
Weighted Average:
Dividend rate	0.0%	0.0%
Risk-free interest rate	.10%	.08%
Expected lives (years)	.451	.321
Expected price volatility	487.3%	215.5%
Forfeiture Rate	0.0%	0.0%

 ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the November 4, 2008 note.  At December 31, 2013, all of the Company’s derivative liabilities were categorized as Level 3 fair value assets. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a lattice model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of December 31, 2013:

QuickLink to Table of Contents

QuickLink to Financial Statements

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative liability	$ 1,092,030			$ 1,092,030	$ 1,092,030
	$ 1,092,030	-	-	$ 1,092,030	$ 1,092,030

	December 31, 2013	December 31, 2012
Beginning Derivative Liability	$234,599	$-
Components:
Loss on derivative liability	857,431	207,079
Purchases, sales, issuances, net		27,520

Ending derivative liability	$1,092,030	$234,599

9.

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

	December 31,
	2013	2012
Income tax provision (benefit) at statutory rate	$(2,021,000)	$(286,900)
Non-deductible items	1,370,000	108,700
Subtotal	(651,000)	(178,200)
Change in valuation allowance	651,000	178,200
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$866,100	$393,300

Valuation allowance	(866,100)	(393,300)
Deferred tax asset, net	$-	$-

As of December 31, 2012, the Company has taxable net loss carryovers of approximately $2,322,000. The change in the valuation allowance for the years ended December 31, 2013 and 2012 was $651,000 and $178,200, respectively.  Net operating losses will begin to expire in 2025 through 2033.

The Company's federal income tax returns for the years ended December 31, 2010 through December 31, 2013 remain subject to examination by the Internal Revenue Service as of December 31, 2013.

QuickLink to Table of Contents

QuickLink to Financial Statements

10.

Equity

The Company amended its Articles of Incorporation, most recently, on December 9, 2013. The total number of shares this corporation is authorized to issue is 20,000,000,000 (twenty billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	19,900,000,000
Preferred Stock Class, Series A	$0.0001	10,000,000
Preferred Stock Class, Series B	$0.001	90,000,000

No preferred shares have been issued; rights and preferences have not been designated by the Board of Directors.

The Company has issued 12,700,000 and 17,300,000 common shares for cash proceeds of $18,400 and $50,250 for the year ended December 31, 2013 and 2012, respectively.

The Company issued 15,093,750 and 600,000 shares of common stock, at a fair market value of $291,850 and $50,250 to consultants for services during the year ended December 31, 2013 and 2012, respectively.

The Company has issued 1,207,150,000 and 113,000,000 common shares to the majority shareholder for fundraising efforts during the years ending December 31, 2013 and 2012, respectively.  These shares are valued at $3,380,050 and $241,250, the fair market value of common shares at last traded transaction with independent third parties.

The Company has issued common stock in satisfaction of obligations to its lenders and creditors.  The Company has issued 910,797,808 and 49,651,078 shares of common stock, at a fair market value of $916,809 and $195,730, for the years ended December 31, 2013 and 2012, respectively.

During the year ended December 31, 2013 and 2012 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

11.

Related Party Transactions

On March 4, 2013, we amended an employment agreement with Robert DeAngelis, our Chief Executive Officer.  The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).  The total minimum aggregate annual amount due under the employment agreement is approximately $120,000 plus bonuses which will be determined and paid in accordance with policies set from time to time by the Board, at their discretion.  The employment agreement also stipulates that the employer (the Company) shall issue stock to the employee to maintain majority control.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  Advances and deferrals amounted to $111,426 and $188,796 as of December 31, 2013 and December 31, 2012, respectively.  There are no repayment terms to these advances and deferrals.  In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the years ended December 31, 2013 and 2012, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2013 and 2012, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

12.

Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company.

QuickLink to Table of Contents

QuickLink to Financial Statements

Management believes that there are no known or potential matters that would have a material effect on the Company’s financial position or results of operations.

13.

Subsequent Events

Common Shares Issued for Extinguishment of Convertible Notes Payable

In January 1, 2014 through March 26, 2014, the Company has issued 2,618,722,250 (valued at the fair market trading price or approximately $.00048 per share) common shares to satisfy $131,331 of notes.  These shares are valued at approximately $1,255,000, resulting in a loss on exchange, in the amount of $1,123,669.

Common Shares issued for Services

On January 13, 2014 and March 3, 2014, the Company issued Robert DeAngeles 3,650,000,000 shares for services at the fair market trading price of $0.00035 common shares.  The shares and services are valued at $1,295,000.

Management has evaluated subsequent events through the date of filing; the date the financial statements were available to be issued.  Except as noted, management is not aware of any significant events that occurred subsequent to the balance sheet date that would have a material effect on the financial statements thereby requiring adjustment or disclosure.

QuickLink to Table of Contents

QuickLink to Financial Statements

ITEM 9 .      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 1, 2013, the Company engaged Ronald R. Chadwick, P.C. (“RC”) of Aurora Co., as its new registered independent public accountant, which replaced DKM Certified Public Accountants (“DKM”) of Clearwater Florida, due to potential conflict resulting from merger.

On July 12, 2013, the Company was informed by our registered independent public accountant, RC, that he would no longer be providing audit services after November 30, 2013.  On September 18, 2013, the Company informed RC that in light of RC’s departure, the Company has re-retained DKM, whose previous potential conflicts were satisfactorily resolved prior to reengagement.  We have not had any disagreements with RC or DKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with their reports.

ITEM 9A .   CONTROLS AND PROCEDURES

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2013 under the criteria set forth in the in Internal Control—Integrated Framework .

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B .    OTHER INFORMATION

None.

QuickLink to Table of Contents

QuickLink to Financial Statements

PART III

ITEM 10 .     DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	57

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 57

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

ITEM 11 .     EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2013 and 2012.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2013 and 2012 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)		Bonus ($)		Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis, President, CEO and CFO	2013 2012	$ $	110,000 60,000	$ $	3,380,050 282,500	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	$ $	3,490,050 342,500

(1)   There is an employment contract with the Executive at this time. There is no employment contract with the Directors at this time. Nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Executive Compensation

No other officer or director has received any compensation from us.  Until we achieve significant operational revenues, it is not anticipated that any officer or director will receive compensation from us.

As of December 31, 2013 we have one full time employee, and plan to employ more qualified employees in the near future.  On March 4, 2013 we renewed and amended the original three year employment agreement dated March 10, 2010, which had expired. We entered into a new three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

Additional Compensation of Directors

We have no stock option, retirement, pension, or profit-sharing programs for the benefit of directors, officers or other employees.

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Employment Agreements

On March 10, 2010, renewed on March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. During 2013, the Company paid a $3,380,050 bonus by the issuance of 1,207,150,000 common shares.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12 .     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2013, and by the officers and directors, individually and as a group.  All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	1,350,000,000	57.8%

* based on 2,336,422,636 shares issued and outstanding as of December 31, 2013

ITEM 13 .    CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2013, Mr. DeAngelis beneficially owns 1,350,000,000 shares of common stock.

QuickLink to Table of Contents

QuickLink to Financial Statements

ITEM 14 .     PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  Ronald Chadwick PA, PC provided services for the year ended December 31, 2012.  DKM Certified Public Accountants performed review services and Ronald Chadwick PA is providing audit services for our year ended December 31, 2013.

	2013	2012
Audit Fees	$7,000	$7,500
Audit-Related Fees	10,500	5,000
Tax Fees		0
All Other Fees		0
Total	$17,500	$12,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and review fees paid to the auditors with respect to 2013 were pre-approved by the entire Board of Directors.  There were no consultation or tax fees paid to our auditors.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

PART IV

ITEM 15 .     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit Number	Exhibit Title
3.1

Articles Amendment to Articles of Incorporation

Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.

3.1a	Amended and Restated Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1a to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1b	Articles of Amendment to Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1b to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1c	Articles of Amendment to Articles of Incorporation Filed on May 22, 2013 as Exhibit 3.1c to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1d	Articles of Amendment to Articles of Incorporation Filed on December 4, 2013 as Exhibit 3.1d to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
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

QuickLink to Table of Contents

QuickLink to Financial Statements

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Real Estate Contacts, Inc.

Dated: March 31, 2014	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Robert DeAngelis	President	March 31, 2014
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director