Form 10-Q
period 2014-03-31
Real Estate Contacts, Inc.
filed 2014-05-15
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 15, 2014 there are 18,299,803,767 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheet

	March 31,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$150,748	$120,743
Total current assets	150,748	120,743

Website development costs, net of accumulated
amortization of $15,542 and $11,703, respectively	85,000	76,839

Total assets	$235,748	$197,582

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$21,267	$26,592
Accrued expenses	99,492	90,396
Deferred revenue	125	546
Derivative liability	1,010,032	1,092,030
Due to shareholder	87,426	111,426
Notes payable	5,000	5,000
Convertible note payable	160,988	199,816
Total current liabilities	1,384,330	1,525,806

Notes payable	-	-

Total liabilities	1,384,330	1,525,806

Stockholders' Deficit

Preferred Stock A $.0001 par value, 10,000,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 49,900,000,000 shares authorized; 8,854,019,886 and 2,336,422,636 shares issued and outstanding, respectively	88,540	23,364
Additional paid-in capital	9,440,024	7,182,345
Accumulated deficit	(10,677,146)	(8,533,933)
Total stockholders' deficit	(1,148,582)	(1,328,224)

Total Liabilities and Stockholders' Deficit	$235,748	$197,582

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statement of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Revenues	$421	$1,749

Operating expenses:
Selling expenses	5,876	5,728
Compensation	1,332,769	144,069
Professional	6,500	8,220
Rents and overhead	300	300
General and administrative	2,954	3,451
Amortization	3,839	750
Total operating expenses	1,352,238	162,518

Net loss from operations	(1,351,817)	(160,769)

Other expense
Interest expense	(8,522)	(194)
Financing costs	(109,831)	(83,054)
Change in derivatives	(673,043)	(28,949)
Gain (loss) on extinguishment of debt	-	(78,647)
Net loss before provision for income taxes	(2,143,213)	(351,613)

Provision for income taxes	-	-

Net loss	$(2,143,213)	$(351,613)

Loss per share, primary and dilutive	$(0.00)	$(0.00)

Weighted average shares outstanding primary and dilutive	5,467,551,786	208,355,939

The accompanying notes are an integral part of these financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(2,143,213)	$(351,613)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	3,839	750
Stock based compensation	1,295,000	123,500
In kind contribution of rent	300	300
Amortization of debt discounts and financing costs	109,831	(57,898)
Change in derivative liability	673,043	248,548
Changes in assets and liabilities:
Accounts payable	3,530	(1,980)
Accrued expenses	9,096	5,764
Deferred revenue	(421)	188
Shareholder advances	(24,000)	(7,400)
Net Cash Used by Operating Activities	(72,995)	(39,841)

Cash Flows from Investing Activities:
Purchase of fixed assets	(12,000)	(15,000)
Net Cash Used by Investing Activities	(12,000)	(15,000)

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	-	1,500
Proceeds from convertible notes payable	115,000	50,000
Proceeds from issuance of equity	-	18,400
Net Cash Provided by Financing Activities	115,000	69,900

Net increase (decrease) in Cash	30,005	15,059
Cash at beginning of period	120,743	25,418
Cash at end of period	$150,748	$40,477

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of notes and payables in exchange for common shares	$157,515	$50,000

The accompanying notes are an integral part of these financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2014 and 2013

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

The company also provides real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area and in most markets and cities throughout the United States.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2014 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2013 Form 10K filed with the Securities and Exchange Commission.

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, deferred revenues, convertible notes payable and payables to a shareholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the payable to shareholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities. Convertible debt has been valued to fair market value in consideration of the fair value of the potential future consideration that may be required upon settlement.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $2,335 and $6,365 for the three months ended March 31, 2014 and 2013, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2014 there were approximately 3,501,000,000 share equivalents, resulting from the issuance of convertible notes.

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

The Company has a history of losses and has incurred net loss for the three month period ending March 31, 2014. Additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the three months ended March 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is approximately $120,000 plus bonuses.

The Company issued 3,650,000,000 shares of common stock to the Chief Executive Officer in exchange for services during the three months ending March 31, 2014.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,295,000 in compensation expense.

The majority shareholder has advanced funds and has deferred contractual salaries since inception, for the purpose of financing working capital and product development. Advances and deferrals amounted to $87,426 and $111,426 as of March 31, 2014 and December 31, 2013, respectively. There are no repayment terms to these advances and deferrals. In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. Rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300and $300 for the three month periods ended March 31, 2014 and 2013, respectively.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Website Development Costs

	March 31, 2014	December 31, 2013
Website Under Development	$80,542	$68,542
Developed Website	20,000	20,000
Less accumulated amortization	15,542	11,703
Property and equipment, net	$85,000	$76,839

Amortization of website costs was $3,839 and $750 for the three month periods ending March 31, 2014 and 2013, respectively.

6.

Debt Obligations

 The notes outstanding are summarized by their terms below:

Schedule of Debt

	March 31, 2014	December 31, 2013
Notes payable, issued to individual(s), various origination dates, all maturing within one year, at interest rate of 10%-12%	$ 5,000	$ 5,000
Convertible promissory notes, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-49%) based on various measurements of prior trading, at face value of remaining original note principle outstanding, net of unamortized debt discounts, attributable to beneficial conversion features of convertible debt, and deferred financing costs in the amount of $155,253 and $145,584, respectively	160,988	199,816
Total	$ 165,988	$ 204,816

Derivative Liability

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bi-furcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for a beneficial conversion feature. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes and charged to income as finance costs.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance cost over the life of the loan.

A derivative liability, in the amount of $1,010,032 has been recorded, as of March 31, 2014, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.07%
Expected lives (years)	.480
Expected price volatility	478.7%
Forfeiture Rate	0.0%

7.

Equity

The Company issued 3,650,000,000 shares of common stock to the Chief Executive Officer in exchange for services during the three months ending March 31, 2014.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,295,000 in compensation expense.

In the three month period ending March 31, 2014, the Company converted notes of $148,659 and accrued interest of $8,856 into 2,867,597,250 of common stock, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $1,027,555, of which $870,041 off set the existing derivative liability.

During the three month periods ended March 31, 2014 and 2013 the Company recorded in-kind contributions for rent expense in the amount of $300 and $300, respectively.

Amendment to the Articles of Incorporation

On April 17, 2014, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 50,000,000,000 (fifty billion), allocated as follows among these classes and series of stock:

Schedule of Stock by Class

Designation	Par value	Shares
Common	$0.00001	49,900,000,000
Preferred Stock Class, Series A	$0.0001	10,000,000
Preferred Stock Class, Series B	$0.001	90,000,000

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

Subsequent to March 31, 2014, the Company:

•

Amended its articles of incorporation on April 17, 2014, as described in the Equity footnote, above;

•

Received proceeds from convertible note agreements in the amount of $109,566;

•

Pursuant to the terms of the executive employment agreement, 8,000,000,000 shares were issued to our sole officer and director; and

•

In accordance with terms of underlying convertible note agreements, issued 1,445,783,881 shares of its common stock in cancellation of $140,000 of debt.

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

For the three months ended March 31, 2014 compared to March 31, 2013

Results of Operation

Revenues generated were $421 and $1,749 for the three month periods ended March 31, 2014 and 2013, respectively. Billings have decreased, year over year, as the Company’s management is concentrating on development and launch of the video channel.  Management is aware that the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.  We are concentrating on developing our unique resources in order to fully participate upon revival of competition in the real estate market.

Operating expenses were $1,352,238 and $162,518 for the three month periods ended March 31, 2014 and 2013, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $1,295,000 in the three months ending March 31, 2014, as compared to $123,500 for the three months ended March 31, 2013. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three month period due to debt related charges. We have recorded losses on the settlement of debt through the issuance of our common stock and have recognized the obligation costs associated with financing through convertible notes (resulting in the recognition of derivative liabilities and expense).

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

At March 31, 2014 the Company has cash in the amount of $150,748. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately six months to one year of our run rate of operating expenses. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2014 we have $150,748 cash on hand to meet our current obligations. As of March 31, 2014, we have a negative working capital of $1,233,582 and, for the three months ended March 31, 2014, we have used $72,995 in our operating activities.

Based upon the above, we do believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues. Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web channel and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months. In addition, we anticipate we will need an additional minimum of $150,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended March 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: May 15, 2014	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director