Form 10-Q
period 2014-06-30
Real Estate Contacts, Inc.
filed 2014-08-11
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

As of August 11, 2014 there are 21,119,679 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	June 30,	December 31,
	2014	2013
	(unaudited)
Assets
Current assets
Cash	$133,406	$120,743
Total current assets	133,406	120,743

Website development costs, net of accumulated
amortization of $21,137 and $11,703, respectively	101,280	76,839

Total assets	$234,686	$197,582

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$25,892	$26,592
Accrued expenses	103,826	90,396
Deferred revenue	-	546
Derivative liability	1,085,859	1,092,030
Due to principle shareholder – related party	7,526	111,426
Notes payable	5,000	5,000
Convertible note payable	190,990	199,816
Total current liabilities	1,419,093	1,525,806

Total liabilities	1,419,093	1,525,806

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 349,900,000 shares authorized; 19,319,526 and 2,336,423 shares issued and outstanding, respectively	193	23
Additional paid-in capital	12,526,600	7,205,686
Accumulated deficit	(13,711,200)	(8,533,933)
Total stockholders' deficit	(1,184,407)	(1,328,224)

Total Liabilities and Stockholders' Deficit	$234,686	$197,582

* shares retroactively restated for reverse stock split 1,000:1, June 10, 2014

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Revenues	$125	$891	$546	$2,640

Operating expenses:
Selling expenses	3,560	3,809	9,436	9,537
Compensation	2,432,340	2,969,170	3,765,109	3,113,239
Professional	9,000	4,375	15,500	12,595
Rents and overhead	300	300	600	600
General and administrative	3,679	2,775	6,633	6,226
Amortization	5,595	1,543	9,434	2,293
Total operating expenses	2,454,474	2,981,972	3,806,712	3,144,490

Net loss from operations	(2,454,349)	(2,981,081)	(3,806,166)	(3,141,850)

Other expense
Interest expense	(15,315)	(2,748)	(23,837)	(2,942)
Financing costs	(160,097)	(136,027)	(269,928)	(219,081)
Change in derivative liability	(404,293)	(246,623)	(1,077,336)	(354,219)
Net loss before provision for income taxes	(3,034,054)	(3,366,479)	(5,177,267)	(3,718,092)

Provision for income taxes	-	-	-	-

Net loss	$(3,034,054)	$(3,366,479)	$(5,177,267)	$(3,718,092)

Loss per share, basic and dilutive	$(0.18)	$(8.28)	$(0.46)	$(12.07)

Weighted average shares outstanding
basic and dilutive	16,866,436	406,534	11,198,482	307,995

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(5,177,267)	$(3,718,092)
Adjustment to reconcile net loss to net
cash used in operations:
Amortization	9,434	2,293
Stock based compensation	3,695,000	3,091,500
In kind contribution of rent	600	600
Amortization of debt discounts and financing costs	269,928	72,078
Change in derivative liability	1,077,336	503,722
Changes in assets and liabilities:
Accounts payable	21,477	(1,980)
Accrued expenses	13,430	9,685
Deferred revenue	(546)	297
Shareholder advances	(103,900)	(40,470)
Net Cash Used by Operating Activities	(194,508)	(80,367)

Cash Flows from Investing Activities:
Purchase of fixed assets	(33,875)	(23,799)
Net Cash Used by Investing Activities	(33,875)	(23,799)

Cash Flows from Financing Activities:
Proceeds from notes payable, shareholders	-	1,500
Proceeds from convertible notes payable	241,046	182,500
Proceeds from issuance of equity	-	18,400
Net Cash Provided by Financing Activities	241,046	202,400

Net increase in cash	12,663	98,234
Cash at beginning of period	120,743	25,418
Cash at end of period	$133,406	$123,652

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares	$268,300	$97,500
Settlement of accrued interest in exchange for common shares	$22,178	$97,500

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the three and six months ended June 30, 2014 and 2013

1.

Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in Parrish, Florida. The Company engages in the ownership and operation of three real estate advertising portal websites. Real Estate Contacts, Inc. provides a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals. Our company also provides and sells video real estate websites to real estate professionals. The company has developed a national online real estate video listings portal that provides consumers the opportunity to view real estate in their local markets all in a video format.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2014 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2014.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2013 Form 10K filed with the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 1,000 reverse stock split of our outstanding common stock, effective June 10, 2014.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation, assumptions in calculating derivative liabilies and for potential credit card chargeback's and refunds based on our historical chargeback and refund experience. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

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

Website Development Costs

The Company accounts for website development costs in accordance with Accounting Standards Codification 350-50 “Website Development Costs”. Accordingly, all costs incurred in the planning stage are expensed as incurred, costs incurred in the website application and infrastructure development stage that meet specific criteria are capitalized and costs incurred in the day to day operation of the website are expensed as incurred.

The Company placed into service its main website (www.realestatecontacts.com) prior to 2008 and our video website channel (www.realestatevideochannels.com) will be fully operational by year end. All costs associated with theses websites are subject to straight-line amortization over there expected useful life, a five year period.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets", the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.Significant underperformance compared to historical or projected future operating results;

2.Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.Significant negative industry or economic trends.

When the Company determines that the carrying value of an intangible asset may not be recoverable based upon the existence of one or more of the above indicators of impairment and the carrying value of the asset cannot be recovered from projected undiscounted cash flows, the Company records an impairment charge. The Company measures any impairment based on a projected discounted cash flow method using a discount rate determined by management to be commensurate with the risk inherent to the current business model. Significant management judgment is required in determining whether an indicator of impairment exists and in projecting cash flows.

For the three months ended June 30, 2014 and 2013, the Company did not impair any long-lived assets.

Convertible Debt Instruments

The Company records debt net of debt discount for beneficial conversion features and warrants, on a relative fair value basis. Beneficial conversion features are recorded pursuant to the Beneficial Conversion and Debt Topics of the FASB Accounting Standards Codification. The amounts allocated to warrants and beneficial conversion rights are recorded as debt discount and as additional paid-in-capital. Debt discount is amortized to interest expense over the life of the debt.

Derivative Instruments

The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification topic 815, Accounting for Derivative Instruments and Hedging Activities (“ASC 815”) as well as related interpretation of this standard. In accordance with this standard, derivative instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair values with gains or losses recognized in earnings. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and are recognized at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, considering all of the rights and obligations of each instrument.

We estimate fair values of derivative financial instruments using various techniques (and combinations thereof) that are considered consistent with the objective measuring fair values. In selecting the appropriate technique, we consider, among other factors, the nature of the instrument, the market risks that it embodies and the expected means of settlement. For less complex derivative instruments, such as freestanding warrants, we generally use the Black-Scholes model, adjusted for the effect of dilution, because it embodies all of the requisite assumptions (including trading volatility, estimated terms, dilution and risk free rates) necessary to fair value these instruments. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques (such as Black-Scholes model) are highly volatile and sensitive to changes in the trading market price of our common stock. Since derivative financial instruments are initially and subsequently carried at fair values, our income (expense) going forward will reflect the volatility in these estimates and assumption changes. Under the terms of the new accounting standard, increases in the trading price of the Company’s common stock and increases in fair value during a given financial quarter result in the application of non-cash derivative expense. Conversely, decreases in the trading price of the Company’s common stock and decreases in trading fair value during a given financial quarter result in the application of non-cash derivative income.

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

Consideration for future advertising services are paid by customers in advance of those services being provided. Advertising revenue is recognized ratably over the period that the services are subscribed, generally a one year period, net of any estimates for chargebacks or refunds. The unearned portion of the advertising revenue is deferred until future periods in which the subscription is earned.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $2,889, $3,555, $4,015 and $5,224 for the three and six months ended June 30, 2014 and 2013, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2014 there were approximately 11,276,000 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after 15 December 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the consolidated financial statements.

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

3.

Going Concern

The accompanying unaudited financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company has a history of losses and has incurred net loss for the three and six month period ending June 30, 2014. Additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the six months ended June 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

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

The Company issued 11,650,000shares (split adjusted) of common stock to the Chief Executive Officer in exchange for services during the six months ending June 30, 2014.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $3,695,000 in compensation expense.

The majority shareholder has advanced funds and has deferred contractual salaries since inception, for the purpose of financing working capital and product development. Advances and deferrals amounted to $7,526 and $111,426 as of June 30, 2014 and December 31, 2013, respectively. There are no repayment terms to these advances and deferrals. In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. Rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300, $300, $600 and $600 for the three and six month periods ended June 30, 2014 and 2013, respectively.  The fair value of rent has been treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Website Development Costs

	June 30, 2014	December 31, 2013
Website Development Costs	$122,417	$88,542
Less accumulated amortization	21,137	11,703
Property and equipment, net	$101,280	$76,839

Amortization of website costs was $5,595, $1,543, $2,293 and $9,434 for the three and six month periods ending June 30, 2014 and 2013, respectively.

6.

Debt Obligations

 The notes outstanding are summarized by their terms below:

Schedule of Debt

June 30, 2014	December 31, 2013

Notes payable, issued to individual(s), various origination dates, all maturing within one year, at interest rate of 10%-12%	$ 5,000	$5,000
Convertible promissory notes, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-49%) based on various measurements of prior trading, at face value of remaining original note principle outstanding, net of unamortized debt discounts, attributable to beneficial conversion features of convertible debt, and deferred financing costs in the amount of $142,110 and $145,584, respectively	190,990	199,816
Total	$195,990	$204,816

Summary of convertible note transactions:

Convertible notes, December 31, 2013	$371,500
Additional notes, face value	256,000
Conversions of debt	(294,400)
Remaining notes, face value	333,100
Unexpired financing costs	(11,064)
Unexpired debt discounts	(131,046)
Convertible notes, June 30, 2014	$190,990

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

A derivative liability, in the amount of $1,085,859 has been recorded, as of June 30, 2014, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.07%
Expected lives (years)	.6
Expected price volatility	481.5%
Forfeiture Rate	0.0%

7.

Equity

During the six months ended June 30, 2013, the Company has issued 12,700 common shares for cash proceeds of $18,400.

The Company issued 13,500 shares of common stock in exchange for services of a consultant during the three and six months ending June 30, 2013. These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $291,500 in compensation expense.

During the six month period ending June 30, 2013, the Company issued 200,000 shares of common stock to the sole officer and director.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $2,800,000 in compensation expense.

During the six month period ending June 30, 2014, the Company issued a total of 11,650,000 shares of common stock to the sole officer and director.  These shares were valued at the fair market value, the common stock trading price, of the stock at the date of grant, resulting in the recognition of $3,695,000 in compensation expense.

During the six month period ending June 30, 2013, convertible notes, in the amount of $97,500 were converted into 73,628 common shares, in accordance with the terms of the note agreements.

During the six month period ending June 30, 2014, convertible notes, in the amount of $268,300 and accrued interest of $22,178 were converted into 5,333,103 common shares, in accordance with the terms of the note agreements.  The conversion price, per agreement, was at a discount to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $1,646,920.

During the three and six month periods ended June 30, 2014 and 2013 the Company recorded in-kind contributions for rent expense in the amount of $300, $300, $600 and $600, respectively.

Amendment to the Articles of Incorporation

On June 18, 2014, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 350,000,000 (three hundred fifty million), allocated as follows among these classes and series of stock:

Schedule of Stock by Class

Designation	Par value	Shares
Common	$0.00001	249,900,000
Preferred Stock Class, Series A	$0.0001	10,000
Preferred Stock Class, Series B	$0.001	90,000

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

9.

Subsequent Events

Subsequent to June 30, 2014, the Company received proceeds from convertible note agreements with face value in the amount of $114,250.

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

We are now welcoming www.realestatevideowebsites.com to our family.  Our company will offer and sell real estate video websites to offices, brokers, agents and all real estate professionals on our new real estate website.  This is where real estate agents, brokers and offices can go to purchase their own real estate video website that will enable them to create videos and photo tours and use our video web tools. Our new website is loaded with informative information and the latest video news for real estate agents. We currently have dozens of new articles about video and the use of video in the real estate industry.

We offer agents and real estate offices a responsive video website that works on any PC or any Device where their videos can be displayed along with their photo tours that they can create right on their own real estate video website. This type of responsive website will adjust to fit nicely on a smart phone tablet or PC.  Almost 75% of buyers use smart phones for their initial search.

We now have several HOW TO videos with tips for real estate agents on using YouTube and making videos and many tips that most people do not know about.

We makes it simple for real estate agents to be part of the video revolution by teaching agents step by step how to create their own videos without a video camera. Our new real estate video websites, online in 48 hours after ordering, will help agents in their SEO and every page, video and gallery is automatically SEO optimized. They can be maintenance free self-updating sites or agents have the power to completely modify sites by adding pages, unlimited videos, unlimited single property pages and photo galleries and even creating their own web based forms with our visual editor. No programming needed.

With our new real estate video websites agents can create a video after logging into their website admin then simply typing in the MLS photo URL or by uploading photos from their desktop.

Real Estate Contacts, Inc. will offer video real estate websites for local and national publishing in many areas, where real estate professionals can have their own video website channel, manage the publishing and display hundreds of video properties through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

The combination of our websites sets the stage to offer more real estate tools and services that empower consumers and drive more business for real estate professionals.

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from their local real estate office, broker or agent. This service is provided from our real estate search website: (www.realestatecontacts.com) and our video website channel: (www.realestatevideochannels.com). In addition, our real estate search website will feature no more than five agents per territory. This policy will eliminate a substantial amount of the competition for the real estate agent, broker and office. For this reason we believe our concept will have a high level of interest from any real estate professional.

Currently while there are other real estate directories and portals on the internet only a select few feature real estate agents on a semi-exclusive basis. We believe this approach will be attractive to real estate professionals in each locale.

Our goal has always been to connect real estate professionals with consumers who are interested in buying or selling a home.

We plan to grow revenues from the sales of real estate video websites and the advertising sales for real estate professionals on both of our current websites in the next 12 months by undertaking the following steps:

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

•

We intend to continue, maintain and aggressively pursue to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, banner advertising and social media networks to help manage and geographically target consumer traffic and lead volume.

•

We plan to increase our online Search Engine Marketing to create more unique users Focus on driving more internet traffic and unique visitors to our websites by using these search engine marketing techniques.

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

For the three and six months ended June 30, 2014 compared to June 30, 2013

Results of Operation

Revenues generated were $125, $891, $546 and $2,640 for the three and six month periods ended June 30, 2014 and 2013, respectively. Billings have decreased, year over year, as the Company’s management is concentrating on the development and launch of the video channel.  Management is aware that the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.  We are concentrating on developing our unique resources in order to fully participate upon revival of competition in the real estate market.

Operating expenses were $2,454,474, $2,981,972, $3,806,712 and $3,144,490 for the three and six month periods ended June 30, 2014 and 2013, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $2,400,000 and $3,695,000 for the three and six months ending June 30, 2014, as compared to $2,968,000 and $3,091,500 for the three and six months ended June 30, 2013. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three and six month period due to debt related charges associated with financing through convertible notes (resulting in the recognition of derivative liabilities and expense).

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

At June 30, 2014 the Company has cash in the amount of $133,406. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately six months to one year of our run rate of operating expenses. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2014 we have $133,406 cash on hand to meet our current obligations. As of June 30, 2014, we have a negative working capital of $1,285,687 and, for the  six months ended June 30, 2014, we have used $194,508 in our operating activities.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended June 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: August 11, 2014	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director