Form 10-Q
period 2014-09-30
Real Estate Contacts, Inc.
filed 2014-11-12
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

As of November 12, 2014 there are 228,554,186 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2014

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
Assets
Current assets
Cash	$136,212	$120,743
Total current assets	136,212	120,743

Website development costs, net of accumulated
amortization of $27,617 and $11,703, respectively	101,075	76,839

Total assets	$237,287	$197,582

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$16,517	$26,592
Accrued expenses	86,798	90,396
Deferred revenue	-	546
Derivative liability	1,276,778	1,092,030
Due to principle shareholder, related party	-	111,426
Notes payable	-	5,000
Convertible note payable	290,529	199,816
Total current liabilities	1,670,622	1,525,806

Total liabilities	1,670,622	1,525,806

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 949,900,000 shares
authorized; 54,703,450 and 2,336,421 shares
issued and outstanding, respectively *	547	23
Additional paid-in capital	12,763,549	7,205,686
Accumulated deficit	(14,197,431)	(8,533,933)
Total stockholders' deficit	(1,433,335)	(1,328,224)
Total Liabilities and Stockholders' Deficit	$237,287	$197,582

* shares retroactively restated for reverse stock split 1,000:1, June 10, 2014

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenues	$-	$866	$546	$3,506

Operating expenses:
Selling expenses	3,622	781	13,058	10,318
Compensation	169,840	31,170	3,934,949	3,144,409
Professional	9,250	5,500	24,750	18,095
Rents and overhead	300	300	900	900
General and administrative	6,673	3,506	13,306	9,732
Amortization	6,480	1,907	15,914	4,200
Total operating expenses	196,165	43,164	4,002,877	3,187,654

Net loss from operations	(196,165)	(42,298)	(4,002,331)	(3,184,148)

Other expense
Interest expense	(11,606)	(698)	(35,443)	(3,640)
Financing costs	(156,995)	(38,921)	(426,923)	(181,923)
Change in derivatives	(93,436)	(365,074)	(1,170,772)	(732,614)
Gain (loss) on extinguishment of debt	(28,029)	-	(28,029)	(62,758)
Net loss before provision for income taxes	(486,231)	(446,991)	(5,663,498)	(4,165,083)

Provision for income taxes	-	-	-	-

Net loss	$(486,231)	$(446,991)	$(5,663,498)	$(4,165,083)

Loss per share, basic and dilutive	$(0.02)	$(0.82)	$(0.33)	$(10.74)

Weighted average shares outstanding
basic and dilutive	29,360,921	545,401	17,282,375	387,795

* shares retroactively restated for reverse stock split 1,000:1, June 10, 2014

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net loss	$(5,663,498)	$(4,165,083)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	15,914	4,200
Stock based compensation	3,832,500	3,091,500
In kind contribution of rent	900	900
Amortization of debt discounts and financing costs	426,923	181,923
Change in derivative liability	1,170,772	732,614
Loss on extinguishment of debt	28,029	62,758
Changes in assets and liabilities:
Accounts payable	12,103	7,020
Accrued expenses	(3,598)	10,554
Deferred revenue	(546)	(569)
Shareholder advances	(111,426)	(42,870)
Net Cash Used by Operating Activities	(291,927)	(117,053)

Cash Flows from Investing Activities:
Website development costs	(40,150)	(51,042)
Net Cash Used by Investing Activities	(40,150)	(51,042)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	347,546	331,000
Proceeds from issuance of equity	-	18,400
Net Cash Provided by Financing Activities	347,546	349,400

Net increase in cash	15,469	181,305
Cash at beginning of period	120,743	25,418
Cash at end of period	$136,212	$206,723

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares	$305,756	$97,500
Settlement of accrued interest in exchange for common shares	$22,178	$97,500

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the three and nine months ended September 30, 2014 and 2013

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2014 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2014.

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation, assumptions in calculating derivative liabilities and for potential credit card chargeback's and refunds based on our historical chargeback and refund experience. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

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

The Company placed into service its main website (www.realestatecontacts.com) prior to 2008 and our video website channel (www.realestatevideochannels.com) will be fully operational by year end. All costs associated with these websites are subject to straight-line amortization over there expected useful life, a five year period.

Goodwill and Other Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets", the Company assesses the impairment of identifiable intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

1.

Significant underperformance compared to historical or projected future operating results;

2.

Significant changes in the manner or use of the acquired assets or the strategy for the overall business; and

3.

Significant negative industry or economic trends.

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

For the three months ended September 30, 2014 and 2013, the Company did not impair any long-lived assets.

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

Equity instruments (“instruments”) issued to other than employees are recorded on the basis of the fair value of the instruments, as required by FASB ASC 718. FASB ASC No. 505, Equity Based Payments to Non-Employees (“ASC 505”) defines the measurement date and recognition period for such instruments. In general, the measurement date is (a) when a performance commitment, as defined, is reached or (b) when the earlier of (i) the non-employee performance is complete or (ii) the instruments are vested. The measured value related to the instruments is recognized over a period based on the facts and circumstances of each particular grant as defined in the ASC 505

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $4,418, $870, $8,433 and $4,425 for the three and nine months ended September 30, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) No. 740, Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2014 there were approximately 576,200,000 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the consolidated financial statements.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU, however, at the current period, management does not believe that it has met conditions which would subject these financial statements for additional disclosure.

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

The Company has a history of losses and has incurred net loss for the three and nine month period ending September 30, 2014. Additionally, the Company has an accumulated deficit, negative net worth and negative operating cash flows for the nine months ended September 30, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is approximately $120,000 plus bonuses. For the nine months ending September 30, 2014 and 2013, $90,000 was expensed.

The Company issued 36,650,000shares (split adjusted) of common stock to the Chief Executive Officer in exchange for services during the nine months ending September 30, 2014.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $3,832,500 in compensation expense.

The majority shareholder has advanced funds and has deferred contractual salaries since inception, for the purpose of financing working capital and product development. Advances and deferrals amounted to $0 and $111,426 as of September 30, 2014 and December 31, 2013, respectively. There are no repayment terms to these advances and deferrals. In the absence of a formal agreement or stated interest rate, the Company is accruing interest at a minimal variable rate, currently 2%. Management will periodically adjust this rate following guidelines of applicable federal rates.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. Rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300, $300, $900 and $900 for the three and nine month periods ended September 30, 2014 and 2013, respectively.  The fair value of rent has been treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Website Development Costs

	September 30, 2014	December 31, 2013
Website Development Costs	$128,692	$88,542
Less accumulated amortization	27,617	11,703
Property and equipment, net	$101,075	$76,839

Amortization of website costs was $6,480, $1,907, $15,914 and $4,200 for the three and nine month periods ending September 30, 2014 and 2013, respectively.

6.

Debt Obligations

 The notes outstanding are summarized by their terms below:

Schedule of Debt

	September 30, 2014	December 31, 2013
Notes payable, issued to individual(s), various origination dates, all maturing within one year, at interest rate of 10%-12%	$ -	$5,000
Convertible promissory notes, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-49%) based on various measurements of prior trading, at face value of remaining original note principle outstanding, net of unamortized debt discounts, attributable to beneficial conversion features of convertible debt, and deferred financing costs in the amount of $101,865 and $145,584, respectively	290,529	199,816
Total	$ 290,529	$204,816

Summary of convertible note transactions:

Convertible notes, December 31, 2013	$ 371,500
Additional notes, face value	372,750
Conversions of debt	(351,856)
Remaining notes, face value	392,394
Unamortized financing costs	(7,853)
Unamortized debt discounts	(94,012)
Convertible notes, September 30, 2014	$290,529

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

A derivative liability, in the amount of $1,276,778 has been recorded, as of September 30, 2014, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.07%
Expected lives (years)	.56
Expected price volatility	483.1%
Forfeiture Rate	0.0%

7.

Equity

During the nine months ended September 30, 2013, the Company has issued 12,700 common shares for cash proceeds of $18,400.

The Company issued 13,500 shares of common stock in exchange for services of a consultant during the three and nine months ending September 30, 2013. These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $291,500 in compensation expense.

During the nine month period ending September 30, 2013, the Company issued 200,000 shares of common stock to the sole officer and director.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $2,800,000 in compensation expense.

During the nine month period ending September 30, 2014, the Company issued a total of 36,650,000 shares of common stock to the sole officer and director.  These shares were valued at the fair market value, the common stock trading price, of the stock at the date of grant, resulting in the recognition of $3,832,500 in compensation expense.

During the nine month period ending September 30, 2014, convertible notes, in the amount of $325,756 and accrued interest of $22,178 were converted into 15,716,874 common shares, in accordance with the terms of the note agreements.  The conversion price, per agreement, was at a discount to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $1,724,987.

During the three and nine month periods ended September 30, 2014 and 2013 the Company recorded in-kind contributions for rent expense in the amount of $300, $300, $900 and $900, respectively.

Amendment to the Articles of Incorporation

On November 6, 2014, the Company amended its Articles of Incorporation. The total number of shares this corporation is authorized to issue is 950,000,000 (nine hundred fifty million), allocated as follows among these classes and series of stock:

Schedule of Stock by Class

Designation	Par value	Shares
Common	$0.00001	949,900,000
Preferred Stock Class, Series A	$0.0001	10,000
Preferred Stock Class, Series B	$0.001	90,000

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

9.

Subsequent Events

Subsequent to September 30, 2014, the Company issued 15,348,804 common shares in exchange for cancellation of $9,176 of convertible notes, in accordance with terms of agreements.

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

We make it simple for real estate agents to be part of the video revolution by teaching agents step by step how to create their own videos without a video camera. Our new real estate video websites, online in 48 hours after ordering, will help agents in their SEO and every page, video and gallery is automatically SEO optimized. They can be maintenance free self-updating sites or agents have the power to completely modify sites by adding pages, unlimited videos, unlimited single property pages and photo galleries and even creating their own web based forms with our visual editor. No programming needed.

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

For the three and nine months ended September 30, 2014 compared to September 30, 2013

Results of Operation

Revenues generated were $0, $866, $546 and $3,506 for the three and nine month periods ended September 30, 2014 and 2013, respectively. Billings have decreased, year over year, as the Company’s management is concentrating on the development and launch of the video channel.  Management is aware that the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.  We are concentrating on developing our unique resources in order to fully participate upon revival of competition in the real estate market.

Operating expenses were $196,165, $43,164, $4,002,877 and $3,187,654 for the three and nine month periods ended September 30, 2014 and 2013, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $375,000 and $3,832,500 for the three and nine months ending September 30, 2014, as compared to $0 and $3,091,500 for the three and nine months ended September 30, 2013. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses increased during the current three and nine month period due to debt related charges associated with financing through convertible notes (resulting in the recognition of derivative liabilities and expense).

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

At September 30, 2014 the Company has cash in the amount of $136,212. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately six months to one year of our run rate of operating expenses. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2014 we have $136,212 cash on hand to meet our current obligations. As of September 30, 2014, we have a negative working capital of $1,534,410 and, for the nine months ended September 30, 2014, we have used $291,927 in our operating activities.

Based upon the above, we do believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues. Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web channel and other possible alternative service offerings). We estimate the Company needs an additional $200,000-$300,000 to fully implement its business plans over the next twelve months. In addition, we anticipate we will need an additional minimum of $150,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended September 30, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: November 12, 2014	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director