Form 10-K
period 2014-12-31
Real Estate Contacts, Inc.
filed 2015-04-15
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-174905

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

☐ Yes ☑ No

QuickLink to Table of Contents

QuickLink to Financial Statements

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014: $ 96,000

Number of shares of the issuer’s Common Stock outstanding as of April 13, 2015:  6,090,837,528

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

ii

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Business Operations

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search Engine Website (www.realestatecontacts.com) and our Real Estate Video Listings Channel. (www.realestatevideochannels.com).

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

The Company now offers Real Estate professionals the opportunity to own and operate their own real estate video listings website.  We have developed another website for the sales of our video websites to agents called: www.realestatevideowebsites.com  The real estate agents that operate their own video website will to be able to manage the publishing and display hundreds of video properties and virtual tours through one simple website giving real estate professionals exposure for their properties in less time.

We focus on providing a video advertising solution for Real Estate Professionals.  Our goal is to be a top real estate video portal leading with mobile on our video real estate portal, www.realestatevideochannels.com.

We currently offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on www.RealEstateContacts.com.  For a yearly fee, agents featured will also benefit by becoming a free member on www.realestatevideowebsites.com and have access to utilize 100 plus how to videos that we have created for them as well as how to receive their own real estate video responsive website.

We have also developed another real estate website named: www.RealEstateVideoBios.com. All real estate professionals and business owners will be able to publish and upload their own video bio for free.

We will soon introduce a new website called www.BusinessVideoWebsites.com .  We will develop online video websites for the enterprise market.  With our Video for Business, video becomes a serious business tool.  A corporate video website can be an incredibly powerful vehicle enabling small business owners the opportunity to communicate and reach their customers and potential customers.  We will produce a video product that will reflect the business owner’s values and their business.

The combination of our websites sets the stage to offer more real estate tools and services that empower consumers and drive more

QuickLink to Table of Contents

QuickLink to Financial Statements

business for real estate professionals as well as small business owners.

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

Real Estate Contacts, Inc. was incorporated on March 10, 2005.  For the years ended December 31, 2014, and 2013, net losses were $6,464,490 and $5,417,722, respectively.   Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

•

in lieu of cash payment of interest on our outstanding convertible subordinated notes; or

•

to vendors in exchange for products or services

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

The Company’s officer/director currently owns approximately 5,000,100,265 (82%), as of March 31, 2015, of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

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

The Company’s business  is conducted solely within the Internet arena and is subject to various risks associated with conducting business online, including: (a) the Company’s target clients, real estate professionals, offices, brokers, agents, may operate their own

QuickLink to Table of Contents

QuickLink to Financial Statements

Internet portal and websites for advertising and marketing purposes, and have no need for the Company’s advertising, marketing and website services; and (b) consumer traffic to the Company’s website and its advertising/marketing revenues are based on consumer and real estate professional’s acceptance and/or continued acceptance of online marketing and advertising, which there is no assurance will continue to be an acceptable mode of marketing and advertising.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 15,000,000,000 shares of capital stock consisting of 14,999,900,000 shares of common stock, par value $.00001 per share, and 10,000 shares of preferred stock, series A, par value $.0001 per share and 90,000 preferred stock series B, par value $.001 per share, as amended on March 12, 2015.

We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with hiring or retaining employees or consultants, future acquisitions, future sales of our securities for capital raising purposes, or for other business purposes.

Our common stock is considered a penny stock, which may be subject to restrictions on marketability, so you may not be able to sell your shares.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter market (OTC: BB) electronic quotation service under the symbol “REAC.”

	High*	Low*
Fiscal Year 2013
First quarter ended March 31, 2013	$78.0000	$1.5000
Second quarter ended June 30, 2013	$46.0000	$1.9000
Third quarter ended September 30, 2013	$5.2000	$1.1000
Fourth quarter ended December 31, 2013	$2.3000	$.1000

Fiscal Year 2014
First quarter ended March 31, 2014	$1.0000	$.1000
Second quarter ended June 30, 2014	$0.5000	$.1000
Third quarter ended September 30, 2014	$0.0300	$0.0022
Fourth quarter ended December 31, 2014	$0.0030	$0.0001

* Share quotations retroactively restated for reverse stock splits of 1,000:1, June 10, 2014 and 10:1 on January 21, 2015

Approximate Number of Equity Security Holders

 As of December 31, 2014, there were approximately 47 certificate holders of record of the Company’s common stock.

QuickLink to Table of Contents

QuickLink to Financial Statements

Dividends

We have not declared or paid cash dividends on our common stock.

 Stock Option Grants

The Company, pursuant to its 2010 Equity Compensation Plan, which has been approved by the Company’s Board of Directors, as filed with the Securities and Exchange Commission on February 26, 2010, will issue up to 25,000,000 shares of common stock.   The 2010 Equity Compensation Plan is hoped to further provide a method whereby the Company’s current employees and officers and non-employee directors and consultants may be stimulated and allow the Company to secure and retain highly qualified employees, officers, directors and non-employee directors and consultants.  No stock options have been issued as of December 31, 2014.

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

Our Operating Strategy

Our websites allow real estate professionals and consumers to interact through the Internet as a business medium.  Our operating strategy is to feature real estate agents websites on the www.realestatecontacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate agency’s website.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

We also have the technology to focus on online media, particularly video.  We provide an online Real Estate Listings Video Channel website www.realestatevideochannels.com that will include video and video tours of real estate.  We also offer and sell video real estate websites to real estate professionals on www.realestatevideowebsites.com

Real Estate Contacts, Inc. will offer video websites for local publishing of online real estate video channels in many areas, where our real estate partner can own their own video website, earn additional revenue opportunities, manage the publishing and display hundreds of video properties in a true video format through one simple tool giving real estate professionals exposure for their properties in less time and for less money.

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Currently, while there are other real estate directories and portals on the Internet, only a select few feature real estate agents on an exclusive basis.  We believe this approach will be attractive to real estate professionals in each locale.

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

Currently while there are other real estate directories and portals on the internet only a select few feature real estate agents on an-exclusive basis.  We believe this approach will be attractive to real estate professionals in each locale.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Results of Operations

For the years ended December 31, 2014 and 2013.

Revenues

For the years ended; December 31, 2014 and 2013, we generated revenues of $546, and $4,161, respectively.  Revenue was generated from annual subscription dues.

Operating Expenses

Operating expenses were incurred in the amount of $4,816,801 and $3,864,074 for the years ended December 31, 2014 and 2013, respectively.  The increase was attributable to total compensation expenses of $3,551,000 attributable to increase in stock-based compensation to the sole executive and director ($4,162,400 in 2014, compared to $3,671,900 in 2013) and related payroll taxes, penalties and interest.  Stock based compensation was recognized as expense at the fair market value at the grant date.    We anticipate that our professional fees ($43,014 in 2014 vs $33,595 in 2013) will remain significant as we maintain our compliance with our public reporting requirements.  Additionally, we have begun to increase our selling and advertising expense, as we approach launch of our video web channel, which increased from $12,258 to $28,939 for the years ending December 31, 2013 and 2014, respectively.

QuickLink to Table of Contents

QuickLink to Financial Statements

Net Loss

The Company recognized net losses of $6,464,490 and $5,417,722 for the years ended December 31, 2014 and 2013, respectively.  The increased loss is largely due to significant increases in stock based compensation, financing costs, and change in derivatives.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

The Company has negative working capital, in the amount of $1,773,408 as of December 31, 2014 and has used cash from operations of $336,811.  Investing activities used $60,100, towards completion of the website portal.  The Company received $347,546 from financing activities, through the issuance of convertible debt, for cash.  The Company did not receive any proceeds from issuance of common stock.

At December 31, 2014 the Company has cash, in the amount of $71,378.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed it’s going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

We do believe we have enough cash to support our daily operations, at reduced levels of development, beyond the next 12 months while we are attempting to expand operations and produce revenues.  Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web video channel and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months.  In addition, we anticipate we will need an additional minimum of $120,000 to cover operational and administrative expenses for the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee.  If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Management will only consider these options where it believes the result would be to increase shareholder value while continuing the viability of the company.  At the current time, there have been no planned commitments to any independent considerations mentioned above.

Subsequent Events

The Company’s Board of Directors approved a reverse stock split of 10:1 (ten shares for one share) on January 21, 2015.  All shares have been retroactively restated for this reverse stock split.

On February 6, 2015, the Board of Directors recommended and the majority shareholder (holding 64% of the voting shares) voted in favor of increasing the authorized capital of the Company to Fifteen Billion (15,000,000,000) shares, to be effective February 10, 2015.  No change was made to the number of preferred shares authorized.  Accordingly, as of March 12, 2015, the total authorized capital of the Company is comprised of Fourteen Billion Nine-Hundred Ninety Nine Million Nine Hundred Thousand (14,999,900,000) shares of common stock, par value $0.00001 per share; 10,000 (ten thousand) shares of Preferred Stock, Series A, par value $0.0001 per share; and 90,000 (ninety thousand) shares of Preferred Stock, Series B, par value $0.001 per share.  The financial statements have retroactively presented the authorized shares, per this amendment.

Common Shares Issued for Repayment of Notes

Through February 20, 2015, the Company has issued 254,364,757 shares of common stock, with a fair market value of $116,538, in satisfaction of $24,640 of principal and $4,119 of interest on the convertible notes payable.  The Company will record the issuance at the fair market value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2014 and 2013, which are contained in this filing, the Company’s 2014 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

QuickLink to Table of Contents

QuickLink to Financial Statements

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

Real Estate Contacts, Inc.

As of December 31, 2014 and 2013

QuickLink to Table of Contents

QuickLink to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Real Estate Contacts, Inc.

We have audited the accompanying balance sheet of Real Estate Contacts, Inc. as of December 31, 2014 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Contacts, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of approximately $6,500,000 and had cash used in operations of approximately $300,000 for the year ended December 31, 2014, and the Company had an accumulated deficit of approximately $15,000,000 and a working capital deficit of approximately $1,700,000 at December 31, 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida

April 13, 2015

QuickLink to Table of Contents

QuickLink to Financial Statements

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 Toll fee: 855.334.0934 Fax: 800.581.1908

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

We have audited the accompanying balance sheet of  as of , and the related statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  as of , and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 31, 2014

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Balance Sheets

	December 31,	December 31,
	2014	2013

Assets
Current assets
Cash	$71,378	$120,743
Total current assets	71,378	120,743

Website development costs, net of accumulated
amortization of $34,908 and $11,703, respectively	113,884	76,839

Total assets	$185,262	$197,582

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$45,806	$26,592
Accrued expenses	505,715	90,396
Deferred revenue	-	546
Derivative liability	1,016,112	1,092,030
Due to principle shareholder, related party	-	111,426
Notes payable	-	5,000
Convertible note payable	277,153	199,816
Total current liabilities	1,844,786	1,525,806
Total liabilities	1,844,786	1,525,806

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000 shares
authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 14,999,900,000 shares
authorized; 246,509,673 and 233,655 shares*
issued and outstanding, respectively	2,465	2
Additional paid-in capital	13,336,434	7,205,707
Accumulated deficit	(14,998,423)	(8,533,933)
Total stockholders' deficit	(1,659,524)	(1,328,224)
Total Liabilities and Stockholders' Deficit	$185,262	$197,582

* shares retroactively restated for reverse stock split of 1,000:1 on June 10, 2014 and 10:1 on January 21, 2015

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Statements of Operations

	For the Year Ended
	December 31,
	2014	2013

Revenues	$546	$4,161

Operating expenses:
Selling expenses	28,939	12,258
Compensation	4,706,408	3,794,879
Professional	43,014	33,595
Rents and overhead	1,200	1,200
General and administrative	14,185	13,272
Amortization	23,055	8,870
Total operating expenses	4,816,801	3,864,074

Net loss from operations	(4,816,255)	(3,859,913)

Other expense
Interest expense	(566,918)	(414,835)
Change in fair value of derivative liability	(1,053,288)	(857,431)
Loss on extinguishment of debt	(28,029)	(285,543)
Net loss before provision for income taxes	(6,464,490)	(5,417,722)

Provision for income taxes	-	-

Net loss	$(6,464,490)	$(5,417,722)

Loss per share, basic and dilutive	$(0.32)	$(89.88)

Weighted average shares outstanding
basic and dilutive	20,297,810	60,277

* shares retroactively restated for reverse stock split of 1,000:1, June 10, 2014 and 10:1 on January 21, 2015

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

	Preferred		Common			Additional Paid in Capital	Accumulated Deficit	Stock-Holders' Deficit
	Shares	Par	Shares	Par

Balance at December 31, 2012	-	-	19,068	-		2,597,400	(3,116,211)	(518,811)

Common shares issued:
for cash			1,270	-		18,400		18,400
for services			122,224	1		3,671,899		3,671,900
exchange for convertible debt			90,413	1		843,475		843,476
exchange for accounts payable			667	-		73,333		73,333
fractional shares - reverse split			13	-				-

In kind contribution of rent						1,200		1,200

Net loss							(5,417,722)	(5,417,722)
Balance at December 31, 2013	-	-	233,655	2		7,205,707	(8,533,933)	(1,328,224)

Common shares issued:
for cash			-	-		-		-
for services			149,965,000	1,500		4,160,900		4,162,400
exchange for convertible debt			95,977,376	960		1,935,601		1,936,561
exchange for notes payable			333,626	3		33,026		33,029
fractional shares - reverse split			16	-				-

In kind contribution of rent						1,200		1,200

Net loss							(6,464,490)	(6,464,490)
Balance at December 31, 2014	-	$-	246,509,673	$2,465	$	$ 13,336,434	$(14,998,423)	$(1,659,524)

* shares retroactively restated for reverse stock split of 1,000:1, June 10, 2014 and 10:1 on January 21, 2015

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
	2014	2013

Cash Flows from Operating Activities:
Net loss	$(6,464,490)	$(5,417,722)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	23,055	8,870
Stock based compensation	4,162,400	3,671,900
In kind contribution of rent	1,200	1,200
Amortization of debt discounts and financing costs	497,057	408,371
Change in derivative liability	1,053,288	1,080,216
Loss on extinguishment of debt	28,029	62,758
Changes in assets and liabilities:
Accounts payable	19,214	19,020
Accrued expenses	443,972	17,149
Deferred revenue	(546)	(1,225)
Accrued salaries, shareholder	(99,990)	(77,370)
Net Cash Used by Operating Activities	(336,811)	(226,833)

Cash Flows from Investing Activities:
Purchase of capitalized website costs	(60,100)	(78,542)
Net Cash Used by Investing Activities	(60,100)	(78,542)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	347,546	382,300
Proceeds from issuance of equity	-	18,400
Net Cash Provided by Financing Activities	347,546	400,700

Net increase (decrease) in cash	(49,365)	95,325
Cash at beginning of period	120,743	25,418
Cash at end of period	$71,378	$120,743

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares	$395,702	$97,500
Settlement of notes payable in exchange for common shares	$5,000	$-
Settlement of accrued interest in exchange for common shares	$28,653	$10,575

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Notes to the Financial Statements

For the years ended December 31, 2014 and 2013

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of derivative liabilities and deferred tax allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions. Sales are reduced by the amount of these estimates.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Our reclassifications were made to common stock and additional paid in capital, due to reverse splits in 2014 and 2015, which were retroactively adjusted to presentations of 2014 and 2013 balance sheets.  These reclassifications had no effect on reported losses.

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2014.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States.  As of December 31, 2014 and 2013, deposits with this bank may exceed the amount of insurance provided on such deposits.  Generally, these deposits may be redeemed on demand and, therefore, are considered by management to bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $11,362 and $6,365 for the years ended December 31, 2014 and 2013, respectively.

Income Taxes

The Company accounts for income taxes pursuant to the provisions of ASC 740-10, “Accounting for Income Taxes,” which requires, among other things, an asset and liability approach to calculating deferred income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. A valuation allowance is provided to offset any net deferred tax assets for which management believes it is more likely than not that the net deferred asset will not be realized.

The Company follows the provisions of the ASC 740 -10 related to, Accounting for Uncertain Income Tax Positions. When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. In accordance with the guidance of ASC 740-10, the benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above should be reflected as a liability for uncertain tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination. The Company believes its tax positions are all highly certain of being upheld upon examination. As such, the Company has not recorded a liability for uncertain tax benefits.

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2014, tax years ended December 31, 2013, 2012, 2011 are still potentially subject to audit by the taxing authorities.

QuickLink to Table of Contents

QuickLink to Financial Statements

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share .

Diluted earnings (loss) per share include the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive they are excluded from the calculation of diluted income per share.  For the years ended December 31, 2014 and 2013 there was 10,126,578 and 1,132,710 (adjusted for two (2) reverse stock splits) potential common shares from a convertible note and no share equivalents, respectively.  For December 31, 2014 and 2013 the Company incurred net operating losses and, thus, anti-dilution issues are not presented.

Commitments and Contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

3.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $6,464,490 and $5,417,722, accumulated deficits of $14,998,423 and $8,533,933, working capital deficiencies of $1,773,408 and $1,405,063 and negative operating cash flows of $336,811 and $226,833 for the years ended December 31, 2014 and 2013, respectively.  As of December 31, 2014 the Company had insufficient cash with which to satisfy its future obligations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business.  There can be no assurance that the Company will be successful in raising such capital.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Recently Issued Accounting Pronouncements

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers.   The revenue recognition standard affects all entities that have contracts with customers, except for certain items. The new revenue recognition standard eliminates the transaction-and industry-specific revenue recognition guidance under current GAAP and replaces it with a principle-based approach for determining revenue recognition.  Public entities are required to adopt the revenue recognition standard for reporting periods beginning after December 15, 2016, and interim and annual reporting periods thereafter. Early adoption is not permitted for public entities.  The Company has reviewed the applicable ASU and has not, at the current time, quantified the effects of this pronouncement, however it believes that there will be no material effect on the financial statements.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.  A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved.  The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted.  Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore there is no anticipation of any effect to the financial statements.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15 Preparation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.    Under generally accepted accounting principles (GAAP), continuation of a reporting entity as a going concern is presumed as the basis for preparing financial statements unless and until the entity’s liquidation becomes imminent. Preparation of financial statements under this

QuickLink to Table of Contents

QuickLink to Financial Statements

presumption is commonly referred to as the going concern basis of accounting. If and when an entity’s liquidation becomes imminent, financial statements should be prepared under the liquidation basis of accounting in accordance with Subtopic 205-30, Presentation of Financial Statements—Liquidation Basis of Accounting. Even when an entity’s liquidation is not imminent, there may be conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern. In those situations, financial statements should continue to be prepared under the going concern basis of accounting, but the amendments in this Update should be followed to determine whether to disclose information about the relevant conditions and events.  The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.  The Company will evaluate the going concern considerations in this ASU and future reports will include any additional disclosures required.

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

5.

 Website Development Costs

	December 31,
	2014	2013
Website Development Costs	$148,792	$88,542
Less accumulated amortization	(34,908)	(11,703)
Property and equipment, net	$113,884	$76,839

Amortization of website was $23,055 and $8,870 for the year ended December 31, 2014 and 2013, respectively.

6.

Accrued Liabilities

Accrued expenses, consist of:

	December 31,
	2014	2013
Accrued interest	$26,148	$25,687
Accrued payroll taxes	479,567	64,709
Total accrued expenses	$505,715	$90,396

The Company has paid or accrued compensation to its Chief Executive Officer totaling $4,706,408 and $3,794,879 during the years ended December 31, 2014 and 2013, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the related taxes, along with the estimated interest and penalties of $479,567 and $64,709 at December 31, 2014 and 2013, respectively.

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

7.

 Notes Payable

The notes outstanding are summarized by their terms below:

QuickLink to Table of Contents

QuickLink to Financial Statements

Schedule of Debt

	December 31,
	2014	2013
Notes payable, issued to an individual, maturing within one year, at interest rate of 12%	$ -	$ 5,000
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-75%) based on various measurements of prior trading, at face value of remaining original note principal outstanding of $299,149, including delinquency penalties of $9,735, net of unamortized debt discounts, attributable to embedded conversion option of convertible debt, and deferred financing costs in the amount of $31,731 and $171,684, respectively	277,153	199,816
Total	$ 277,153	$ 204,816

Summary of convertible note transactions:

Convertible notes, December 31, 2013	$ 345,500
Additional notes, face value	372,750
Conversions of debt	(419,001)
Remaining notes, face value	299,149
Addition due to debt agreement default provisions	9,735
Unamortized financing costs, December 31, 2014	(2,256)
Unamortized debt discounts, December 31, 2014	(29,475)
Convertible notes, December 31, 2014	$ 277,153

8.

Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e., down round, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance cost over the life of the loan.

A derivative liability, in the amount of $1,016,112 and $1,092,030 has been recorded, as of December 31, 2014 and 2013, respectively, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

	December 31,
	2014	2013
Weighted Average:
Dividend rate	0.00%	0.0%
Risk-free interest rate	0.12%	.10%
Expected lives (years)	0.563	.451
Expected price volatility	254.8%	487.3%
Forfeiture Rate	0.00%	0.0%

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs

QuickLink to Table of Contents

QuickLink to Financial Statements

other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At December 31, 2014, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of December 31, 2014:

As of December 31, 2014
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ 1,016,112	$	$	$ 1,016,112	$ 1,016,112
Total Derivative Liabilities	$ 1,016,112	$	$	$ 1,016,112	$ 1,016,112

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2014:

Fair Value Measurements using inputs
Balance, December 31, 2013	$ 1,092,030
Total losses realized and included in net loss	1,053,288
Purchases, issuances and settlements	(1,129,206)
Transfers in (out)	--
Balance, December 31, 2014	$ 1,016,112

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

	December 31,
	2014	2013
Income tax provision (benefit) at statutory rate	$(2,262,000)	$(2,021,000)
State taxes, net of federal benefit	(226,000)	-
Nondeductible items	2,171,100	1,370,000
Subtotal	(316,900)	(651,000)
Change in valuation allowance	316,900	651,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$1,183,000	$866,100

Valuation allowance	(1,183,000)	(866,100)
Deferred tax asset, net	$-	$-

QuickLink to Table of Contents

QuickLink to Financial Statements

As of December 31, 2014, the Company has estimated tax net operating loss carryforwards of approximately $3.1 million, which can be utilized or expire through tax year 2034.  Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts. The change in the valuation allowance for the years ended December 31, 2014 and 2013 was $316,900 and $651,000, respectively.

10.

Equity

The Company amended its Articles of Incorporation, most recently, on March 12, 2015. The total number of shares this corporation is authorized to issue is 15,000,000,000 (fifteen billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	14,999,900,000
Preferred Stock Class, Series A	$0.0001	10,000
Preferred Stock Class, Series B	$0.001	90,000

No preferred shares have been issued; rights and preferences have not been designated by the Board of Directors.

The Company’s Board of Directors approved reverse stock splits of 1,000:1 on June 10, 2014 and 10:1 on January 21, 2015.  All shares have been retroactively restated for these reverse stock splits.

The Company has issued -0- and 1,270 common shares for cash proceeds of $-0- and $18,400 for the year ended December 31, 2014 and 2013, respectively.

The Company issued -0- and 1,509 shares of common stock, at a fair market value of $-0- and $291,850 to non-employee consultants for services during the year ended December 31, 2014 and 2013, respectively.

The Company has issued 149,965,000 and 120,715 common shares to the majority shareholder as compensation during the years ending December 31, 2014 and 2013, respectively.  These shares are valued at $4,162,400 and $3,380,050, the fair market value of common shares at last traded transaction on the OTC exchange on the date of the stock grant.

The Company has issued common stock in satisfaction of obligations to its lenders and creditors.  For the year ending December 31, 2014, the Company has issued 95,977,376, at a fair market value of $1,936,561, in exchange for convertible notes payable of $395,702 and accrued interest of $28,653.   For the year ending December 31, 2013, the Company has issued 90,413, at a fair market value of $843,476, in exchange for convertible notes payable of $291,210 and accrued interest of $1,300.

For the year ended December 31, 2013 the Company issued 667 common shares in settlement of $10,575 of accounts payable.  The fair value of the shares based on the quoted market price at the date of exchange, was $73,333, resulting in a loss on exchange of $62,758.

For the year ended December 31, 2014 the Company issued 3,336,260 common shares in exchange for a note payable of $5,000.  The fair value of the shares, based on the quoted market price at the date of exchange, was $33,029, resulting in a loss on exchange of $28,029.

During the year ended December 31, 2014 and 2013 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

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

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  There are no repayment terms to these advances and deferrals; however, the Company repaid the

QuickLink to Table of Contents

QuickLink to Financial Statements

balance due at December 31, 2013 of $111,426 during 2014.  In the absence of a formal agreement or stated interest rate, the Company had accrued interest at a minimal variable rate, currently 2%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the year ended December 31, 2014 and 2013, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2014 and 2013, respectively. The rental value provided has been recognized as an operating expense and treated as a contribution to capital.

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

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

There were no operating or capital lease commitments as of December 31, 2014 and 2013.

13.

 Subsequent Events

The Company’s Board of Directors approved a reverse stock split of 10:1 (ten shares for one share) on January 21, 2015.  All shares have been retroactively restated for this reverse stock split.

On February 6, 2015, the Board of Directors recommended and the majority shareholder (holding 64% of the voting shares) voted in favor of increasing the authorized capital of the Company to Fifteen Billion (15,000,000,000) shares, to be effective February 10, 2015.  No change was made to the number of preferred shares authorized.  Accordingly, as of March 12, 2015, the total authorized capital of the Company is comprised of Fourteen Billion Nine-Hundred Ninety Nine Million Nine Hundred Thousand (14,999,900,000) shares of common stock, par value $0.00001 per share; 10,000 (ten thousand) shares of Preferred Stock, Series A, par value $0.0001 per share; and 90,000 (ninety thousand) shares of Preferred Stock, Series B, par value $0.001 per share.  The financial statements have retroactively presented the authorized shares, per this amendment.

Through February 20, 2015, the Company has issued 916,747,743 shares of common stock, with a fair market value of $247,592, in satisfaction of $76,349 of principal and $4,689 of interest on the convertible notes payable.  The Company will record the issuance at the fair market value, at the date of exchange, off-setting the convertible notes payable, accrued interest and the recorded derivative liability.

QuickLink to Table of Contents

QuickLink to Financial Statements

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On July 9, 2014, the Company was informed that our registered independent public accountant, DKM Certified Public Accountants, of Clearwater Florida (“DKM”) declined to stand for re-appointment and engaged D’Arelli Pruzansky, P.A. (“DP”) of Boca Raton, FL, as its new registered independent public accountant..

We had not had any disagreements with DKM on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, in connection with their report.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2014 under the criteria set forth in the in Internal Control—Integrated Framework.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

QuickLink to Table of Contents

QuickLink to Financial Statements

PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	58

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 58

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

•

Accountability for adherence to the code

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

ITEM 11.       EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2014 and 2013.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2014 and 2013 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)		Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis, President, CEO and CFO	2014 2013 2012	$ $ $	129,1501 10,000 60,000	-0- -0- -0-	$ $ $	4,162,400 3,380,050 282,500	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$ $ $	4,291,550 3,490,050 342,500

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

As of December 31, 2014 we have one full time employee, and plan to employ more qualified employees in the near future.  On March 4, 2013 we renewed and amended the original three year employment agreement dated March 10, 2010, which had expired. We entered into a new three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

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

Employment Agreements

On March 10, 2010, renewed on March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. For the years ending December 31, 2014 and 2013, the Company awarded stock valued at $4,162,400 and $3,380,050 by the issuance of 149,965,000 and 1,207,150,000 common shares, respectively.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2014, and by the officers and directors, individually and as a group.  All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	1,501,002,650	61%

* based on 2,465,096,613 shares issued and outstanding as of December 31, 2014

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2014, Mr. DeAngelis beneficially owns 1,501,002,650 shares of common stock.

QuickLink to Table of Contents

QuickLink to Financial Statements

ITEM 14.       PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  D'Ardelli Pruzansky, PA provided services for the year ended December 31, 2014.  DKM Certified Public Accountants performed audit services for our year ended December 31, 2013.

	2014	2013

Audit Fees	$20,000	$7,500
Audit-Related Fees	6,500	5,500
Tax Fees	-	-
All Other Fees	-	-
Total	26,500	$13,000

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

3.1a	Amended and Restated Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1a to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1b	Articles of Amendment to Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1b to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1c	Articles of Amendment to Articles of Incorporation Filed on May 22, 2013 as Exhibit 3.1c to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1d	Articles of Amendment to Articles of Incorporation Filed on December 4, 2013 as Exhibit 3.1d to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1e	Articles of Amendment to Articles of Incorporation Filed on April 6, 2014 as Exhibit 3.1e to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1f	Articles of Amendment to Articles of Incorporation Filed on July 9, 2014 as Exhibit 3.1f to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1g	Articles of Amendment to Articles of Incorporation Filed on October 23, 2014 as Exhibit 3.1g to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1h	Articles of Amendment to Articles of Incorporation Filed on November 7, 2014 as Exhibit 3.1h to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1i	Articles of Amendment to Articles of Incorporation Filed on January 12, 2015 as Exhibit 3.1i to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1j

Articles of Correction to Articles of Amendment to Articles of Incorporation, January 19, 2015

Filed on February 9, 2015 as Exhibit 3.1j to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.

3.1k	Articles of Amendment to Articles of Incorporation Filed on February 9, 2015 as Exhibit 3.1k to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1l	Articles of Amendment to Articles of Incorporation Filed on March 13, 2015 as Exhibit 3.1l to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
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
101**

Financial statements from the amended annual report on Form 10-K of Real Estate Contacts, Inc. for the year ended December 31, 2014, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

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

Real Estate Contacts, Inc.

Dated: April 15, 2015	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Robert DeAngelis	President	April 15, 2015
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director