Form 10-Q
period 2015-03-31
Real Estate Contacts, Inc.
filed 2015-05-14
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

As of May 12, 2015 there are 6,090,837,528 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	March 31,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash	$23,560	$71,378
Total current assets	23,560	71,378

Website development costs, net of accumulated
amortization of $41,301 and $34,758, respectively	107,341	113,884
Total assets	$130,901	$185,262

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$15,592	$45,806
Accrued expenses	623,768	505,715
Derivative liability	624,097	1,016,112
Due to principle shareholder, related party	9,250	-
Convertible note payable	222,083	277,153
Total current liabilities	1,494,790	1,844,786
Total liabilities	1,494,790	1,844,786

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock A $.0001 par value, 10,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 90,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 14,999,900,000 shares authorized; 6,090,837,528 and 246,509,673 shares issued and outstanding, respectively	60,908	2,465
Additional paid-in capital	14,598,542	13,336,434
Accumulated deficit	(16,023,339)	(14,998,423)
Total stockholders' deficit	(1,363,889)	(1,659,524)

Total Liabilities and Stockholders' Deficit	$130,901	$185,262

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Revenues	$199	$421

Operating expenses:
Selling expenses	2,506	5,876
Compensation and related costs	1,231,426	1,332,769
Professional	9,236	6,500
General and administrative	14,587	3,254
Amortization	6,543	3,839
Total operating expenses	1,264,298	1,352,238

Net loss from operations	(1,264,099)	(1,351,817)

Other expense
Interest expense	(79,139)	(118,353)
Change in derivatives	318,322	(673,043)
Total other expenses	239,183	(791,396

Net loss before provision for income taxes	(1,024,916)	(2,143,213)

Provision for income taxes	-	-

Net loss	$(1,024,916)	$(2,143,213)

Loss per share, basic and dilutive	$(0.00)	$(3.92)

Weighted average shares outstanding, basic and dilutive	1,555,895,868	546,768

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(1,024,916)	$(2,143,213)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	6,543	3,839
Stock based compensation	1,140,000	1,295,000
In kind contribution of rent	-	300
Amortization of debt discounts and financing costs	37,423	109,831
Change in derivative liability	(318,322)	673,043
Changes in assets and liabilities:
Accounts payable	(20,414)	3,530
Accrued expenses	122,618	9,096
Deferred revenue	-	(421)
Shareholder advances	9,250	(24,000)
Net Cash Used in Operating Activities	(47,818)	(72,995)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(12,000)
Net Cash Used in Investing Activities	-	(12,000)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	115,000
Net Cash Provided by Financing Activities	-	115,000

Net increase (decrease) in cash	(47,818)	30,005
Cash at beginning of period	71,378	120,743
Cash at end of period	$23,560	$150,748

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Convertible note issued for trade accounts payable	$20,775	$-
Settlement of convertible notes in exchange for common shares	$175,986	$157,515
Settlement of accrued interest in exchange for common shares	$4,565	$-

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2015 and 2014

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

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website (www.realestatecontacts.com) and our Real Estate Video Listings Channel (www.realestatevideochannels.com).

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2014 Form 10K filed with the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 1,000 reverse stock split of our outstanding common stock, effective June 10, 2014, and a 1 for 10 reverse stock split, effective January 21, 2015.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation, and derivative assumptions used in calculating derivative liabilities and valuation and estimated useful life of website. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Our reclassifications were made to common stock and additional paid in capital, due to reverse splits in 2014 and 2015, which were retroactively adjusted to presentations of 2014 balance sheet.  These reclassifications had no effect on reported losses.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the due to stockholder  approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.  Convertible debt has been valued to fair market value in consideration of the fair value of the potential future consideration that may be required upon settlement.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company placed its main website (www.realestatecontacts.com) into service prior to 2008, with a redesign of the website in 2015. Our video website channel (www.realestatevideochannels.com) is expected to be fully operational by year end. Our other website (www.realestatevideowebsites.com) is fully functional and currently used to sell video websites to real estate professionals.  All costs associated with these websites are subject to straight-line amortization over there expected useful life, a five year period.

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

For the three months ended March 31, 2015 and 2014, the Company did not impair any long-lived assets.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $2,067 and $2,335 for the three months ended March 31, 2015 and 2014, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2015 there were approximately 6,520,669 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company has a history of losses and has incurred a net loss for the three month period ending March 31, 2015 in the amount of $1,024,916. Additionally, the Company has negative working capital of approximately $1.5 million, an accumulated deficit of approximately $16.0 million, stockholders’ deficit of approximately $1.4 million and negative operating cash flows of approximately $48,000 for the three months ended March 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the three months ending March 31, 2015 and 2014, the Company recorded compensation expense in the amount of $30,000 and $30,000, respectively.

During the three months ending March 31, 2015 and 2014, the Company issued 4,850,000,000 and 365,000, respectively, shares of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at quoted market prices of the stock at the date of grant, resulting in the recognition of $1,140,000 and $1,295,000 in compensation expense.

From time to time, the majority shareholder has advanced funds and/or has deferred contractual salaries for the purpose of financing working capital and product development. Advances and deferrals amounted to $9,250 and $0 as of March 31, 2015 and December 31, 2014, respectively. There are no repayment terms to these advances and deferrals.  Management considers these amounts and balances due to be minimal and temporary, therefore no interest has been imputed.

The controlling shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. Rent has been provided without payment or charge.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

5.

Website Development Costs

	March 31, 2015	December 31, 2014
Website Development Costs	$148,642	$148,642
Less accumulated amortization	(41,301)	(34,758)
Property and equipment, net	$107,341	$113,884

Amortization of website costs was $6,543 and $3,839 for the three month periods ending March 31, 2015 and 2014, respectively.

6.

Accrued Liabilities

Accrued expenses consist of:

	March 31, 2015	December 31, 2014
Accrued professional	$8,500	$-
Accrued interest	24,275	26,148
Accrued default provisions	50,000	-
Accrued payroll taxes, penalties and interest	540,993	479,567
Total accrued expenses	$623,768	$505,715

The Company has paid stock based compensation, to its Chief Executive Officer totaling $1,140,000 and $1,295,000 during the three month periods ending March 31, 2015 and 2014, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the related taxes, along with the estimated interest and penalties of $540,993 and $479,567 at March 31, 2015 and December 31, 2014, respectively.

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.  As of March 31, 2015 and December 31, 2014, deferred revenue was $0 and $0, respectively.

7.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Debt

	March 31, 2015	December 31, 2014
Convertible promissory notes, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-49%) based on various measurements of prior trading, at face value of remaining original note principal outstanding, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $16,323 and $145,584, respectively	222,083	277,153
Total	$ 222,083	$ 277,153

Summary of convertible note transactions:

Convertible notes, before discounts as of December 31, 2014	$ 299,149
Additional notes, face value	20,775
Conversions of debt	(81,518)
Remaining notes, face value	238,406
Unamortized financing costs	-
Unamortized debt discounts	(16,323)
Convertible notes, March 31, 2015	$ 222,083

8.

Derivative Liability

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and that the underlying common stock is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e., down round, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes for the derivatives as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance cost over the life of the loan.

A derivative liability, in the amount of $624,097 has been recorded, as of March 31, 2015, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.14%
Expected lives (years)	.563
Expected price volatility	490.7%
Forfeiture Rate	0.0%

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

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At March 31, 2015, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

	Carrying Value	Level 1	Level 2	Level 3
Derivative Liabilities	$ 624,097	$	$	$ 624,097
Total Derivative Liabilities	$ 624,097	$	$	$ 624,097

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of March 31, 2015:

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ending March 31, 2015:

Fair Value Measurements using inputs
Balance, December 31, 2014	$ 1,016,112
Total (gain) losses realized and included in net loss	(318,322)
Net increase due to issuances, settlements and transfers to equity	(73,693)
Transfers in (out)	--
Balance, March 31, 2015	$ 624,097

9.

Equity

Stock Compensation

The Company issued 4,850,000,000 shares of common stock to the Chief Executive Officer in exchange for services during the three months ending March 31, 2015.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,140,000 in compensation expense.

The Company issued 365,000 shares of common stock to the Chief Executive Officer in exchange for services during the three months ending March 31, 2014.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,295,000 in compensation expense.

Conversions of debt

In the three month period ending March 31, 2015, the Company converted notes of $81,518 and accrued interest of $4,565 into 994,327,859 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $180,551, of which $94,468 off set the established derivative liability.

In the three month period ending March 31, 2014, the Company converted notes of $148,659 and accrued interest of $8,856 into 2,867,597,250 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $1,027,555, of which $870,041 off set the existing derivative liability.

Other

During the three month periods ended March 31, 2015 and 2014 the Company recorded in-kind contributions for rent expense in the amount of $0 and $300, respectively.

The Company’s Board of Directors approved a reverse stock split of 10:1 (ten shares for one share) on January 21, 2015.  All shares have been retroactively restated for this reverse stock split.

There are no warrants or options currently outstanding.

Amendment to the Articles of Incorporation

On March 12, 2015, the Board of Directors recommended and the majority shareholder (holding 70% of the voting shares) voted in favor of increasing the authorized capital of the Company to Fifteen Billion (15,000,000,000) shares, to be effective March 16, 2015.  No change was made to the number of preferred shares authorized.  Accordingly, as of March 16, 2015, the total authorized capital of the Company is comprised of Fourteen Billion Nine-Hundred Ninety Nine Million Nine Hundred Thousand (14,999,900,000) shares of common stock, par value $0.00001 per share; 10,000 (ten thousand) shares of Preferred Stock, Series

A, par value $0.0001 per share; and 90,000 (ninety thousand) shares of Preferred Stock, Series B, par value $0.001 per share.  The financial statements have retroactively presented the authorized shares, per this amendment.

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

10.

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

There were no operating or capital lease commitments as of March 31, 2015 and December 31, 2014.

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

Plan of Operations

Our plan of operation is to operate the most definitive online real estate video listings website and search engine portal website for real estate. We want to position our company as the first of its kind national real estate search engine/social community/media video network that matches buyers, sellers, brokers, and professionals anywhere in the world through social media.

Products and Services

Our real estate search website, www.RealEstateContacts.com, allows real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the www.RealEstateContacts.com portal website and the www.RealEstateVideoChannels.com video portal website.

The Company developed and operates a national online video listings channel, www.RealEstateVideoChannels.com.  This national online real estate video listing channel will feature all real estate listings in a video and/or virtual tour format, along with video bios and video blogs of the real estate brokers, agents, or offices.

We currently offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on www.RealEstateContacts.com.  For a yearly fee, agents featured will also benefit by becoming a free member on www.RealEstateVideoWebsites.com and have access to utilize over 100 HOW-TO videos that we have created for them, including, how to develop their own real estate video and tips for real estate agents on using YouTube.

The Company now offers Real Estate professionals the opportunity to own and operate their own real estate video listings website with our new product, www.RealEstateVideoWebsites.com.  We intend to offer and sell real estate video websites to brokers, agents and all real estate professionals on our new real estate video website.  This is where real estate agents, brokers and offices can go to purchase their own real estate video website that will enable them to create videos and photo tours and use our video web tools. The real estate agents that operate their own video website will be able to publish and display hundreds of videos of properties and virtual tours through one simple website giving real estate professionals’ exposure for their properties in less time. Our new website is loaded with information and the latest video news for real estate agents. We currently have dozens of new articles about video and the use of video in the real estate industry.  We focus on providing a video advertising solution for Real Estate Professionals.

We offer agents and real estate offices a responsive video website that works on any PC or any device where their videos can be displayed along with their photo tours that they can create right on their own real estate video website. This type of responsive website will adjust to fit nicely on a smart phone tablet or PC.  Almost 75% of buyers use smart phones for their initial search.

We make it simple for real estate agents to be part of the video revolution by teaching agents, step-by-step, how to create their own videos without a video camera. Our new real estate video websites, online in 48 hours after ordering, will help agents in their search engine optimization (“SEO”) and every page, video, and gallery is automatically SEO optimized. They can be maintenance-free, self-updating sites or they can completely modified by agents by adding pages, unlimited videos, unlimited single property pages and photo galleries and even creating their own web based forms with our visual editor. No programming needed. Agents will be able to create a video after logging into their website admin page then simply typing in the MLS photo URL or by uploading photos from their desktop.

We have also developed another real estate website named: www.RealEstateVideoBios.com. All real estate professionals and business owners will be able to publish and upload their own video bio for free.

We will soon introduce a new website called www.BusinessVideoWebsites.com. We will develop online video websites for the enterprise market. With our Video for Business, video becomes a serious business tool. A corporate video website can be an incredibly powerful vehicle enabling small business owners the opportunity to communicate and reach their customers and potential customers. We will produce a video product that will reflect the business owner’s values and their business.

We believe the combination of these websites sets the stage to offer more real estate tools and services that empower consumers and drive more business for real estate professionals as well as small business owners.  Participating real estate brokers, offices and agents receive coverage in the cities, areas and territories that they service.

The Company generates its revenue from selling advertising to real estate professionals on our real estate portal and from selling video websites that will be included on our national real estate video listings channel.

Our business strategy is an ease-of-use approach which allows the consumer to view listings of homes from their local real estate office, broker or agent. This service is provided from our real estate search website (www.realestatecontacts.com). Our policy of having the agent, broker, or office be exclusive in their city will eliminate all of their competition for that city.  For this reason we believe our concept will have a high level of interest from any real estate professional.

Currently, while there are other real estate directories and portals on the internet, no one features real estate agents on exclusive basis. We believe this approach will be attractive to real estate professionals in each locale.

We plan to grow revenues from the sales of real estate video websites and the advertising sales for real estate professionals on our current websites in the next 12 months by undertaking the following steps:

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

For the three months ended March 31, 2015 compared to March 31, 2014

Results of Operation

Revenues generated were $199 and $421 for the three month periods ended March 31, 2015 and 2014, respectively. Billings have decreased, year over year, as the Company’s management is concentrating on the development and launch of the video channel.  Management is aware that the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.  We are concentrating on developing our unique resources in order to fully participate upon revival of competition in the real estate market.

Operating expenses were $1,264,298 and $1,352,238 for the three month periods ended March 31, 2015 and 2014, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $1,140,000 and $1,295,000 for the three months ending March 31, 2015 and 2014, respectively. Other significant expenses incurred are related to professional expense related to the preparation of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

Other expenses decreased during the current three month period due to decrease in debt related charges associated with financing through convertible notes (resulting in the recognition of derivative liabilities and expense).  We have decreased our financings and significant reductions were made through our lenders converting their notes by exchange of our common stock.  This significantly reduced the related charges and the associated derivative liability charges.

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

At March 31, 2015 the Company has cash in the amount of $23,560 to meet our current obligations. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately three months to six months of our run rate of operating expenses. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2015, we have a negative working capital of $1,471,230 as of March 31, 2015 and we have used $47,818 in our operating activities.

Based upon the above, we do believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues. Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web channel and other possible alternative service offerings). We estimate the Company needs an additional $100,000-$200,000 to fully implement its business plans over the next twelve months. In addition, we anticipate we will need an additional minimum of $150,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with the Offering and our plan of operations.

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

Critical Accounting Policies and Estimates

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of stock based compensation and derivative liabilities and deferred tax allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended March 31, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAL ESTATE CONTACTS, INC.

Dated: May 14, 2015	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director