Form 10-Q
period 2015-06-30
Real Estate Contacts, Inc.
filed 2015-08-14
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

As of August 12, 2015 there are 394,286,411 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2015

TABLE OF CONTENTS

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Contents

Real Estate Contacts, Inc.
Balance Sheets

	June 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash	$2,290	$71,378
Total current assets	2,290	71,378

Website development costs, net of accumulated
amortization of $48,651 and $34,758, respectively	99,991	113,884
Total assets	$102,281	$185,262

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,592	$45,806
Accrued expenses	636,623	505,715
Derivative liability	610,283	1,016,112
Due to principal shareholder, related party	33,750	-
Notes payable, principal shareholder, related party	5,000
Convertible note payable	223,158	277,153
Total current liabilities	1,514,406	1,844,786
Total liabilities	1,514,406	1,844,786

Commitments and Contingencies

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 649,000,000 shares authorized; 73,035,762 and 2,465,223 shares issued and outstanding, respectively	730	24
Additional paid-in capital	14,673,272	13,338,875
Accumulated deficit	(16,086,127)	(14,998,423)
Total stockholders' deficit	(1,521,702)	(1,659,524)

Total Liabilities and Stockholders' Deficit	$102,281	$185,262

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Revenues	$-	$125	$199	$546

Operating expenses:
Selling expenses	3,232	3,560	5,738	9,436
Compensation and related costs	32,340	2,432,340	1,263,766	3,765,109
Professional	4,000	9,000	13,236	15,500
General and administrative	3,538	3,979	18,125	7,233
Amortization	7,350	5,595	13,893	9,434
Total operating expenses	50,460	2,454,474	1,314,758	3,806,712

Net loss from operations	(50,460)	(2,454,349)	(1,314,559)	(3,806,166)

Other expense
Interest expense	(20,978)	(175,412)	(100,117)	(293,765)
Change in derivatives	8,650	(404,293)	326,972	(1,077,336)
Total other expenses	(12,328)	(579,705)	226,855	(1,371,267)

Net loss before provision for income taxes	(62,788)	(3,034,054)	(1,087,704)	(5,177,267)

Provision for income taxes	-	-	-	-

Net loss	$(62,788)	$(3,034,054)	$(1,087,704)	$(5,177,267)

Loss per share, basic and dilutive	$(0.00)	$(178.68)	$(0.03)	$(457.80)

Weighted average shares outstanding, basic and dilutive	61,708,644	16,980	38,761,350	11,309

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(1,087,704)	$(5,177,267)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	13,893	9,434
Stock based compensation	1,140,000	3,695,000
In kind contribution of rent	-	600
Amortization of debt discounts and financing costs	57,610	269,928
Change in derivative liability	(326,972)	1,077,336
Changes in assets and liabilities:
Accounts payable	(40,214)	21,477
Accrued expenses	135,549	13,430
Deferred revenue	-	(546)
Shareholder advances	33,750	(103,900)
Net Cash Used in Operating Activities	(74,088)	(194,508)

Cash Flows from Investing Activities:
Purchase of fixed assets	-	(33,875)
Net Cash Used in Investing Activities	-	(33,875)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	241,046
Proceeds from notes payable, principal shareholder	5,000	-
Net Cash Provided by Financing Activities	5,000	241,046

Net increase (decrease) in cash	(69,088)	12,663
Cash at beginning of period	71,378	120,743
Cash at end of period	$2,290	$133,406

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares	$90,830	$268,300
Settlement of accrued interest in exchange for common shares	$4,641	$22,178

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the six months ended June 30, 2015 and 2014

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and footnotes thereto included in the year ended December 31, 2014 Form 10-K filed with the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 1,000 reverse stock split of our outstanding common stock, effective June 10, 2014, a 1 for 10 reverse stock split, effective January 21,  2015 and a 1 for 100 reverse stock split effective June 15, 2015.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

For the six months ended June 30, 2015 and 2014, the Company did not impair any long-lived assets.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $4,866 and $4,015 for the six months ended June 30, 2015 and 2014, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2015 there were approximately 925,301,000 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company has a history of losses and has incurred a net loss for the six month period ending June 30, 2015 in the amount of $1,087,704. Additionally, the Company has negative working capital of approximately $1.5 million, an accumulated deficit of approximately $16.1 million, stockholders’ deficit of approximately $1.5 million and negative operating cash flows of approximately $74,000 for the six months ended June 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the six months ending June 30, 2015 and 2014, the Company recorded compensation expense in the amount of $60,000 and $60,000, respectively.

During the six months ending June 30, 2015 and 2014, the Company issued 48,500,000 and 11,650 shares, respectively, of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at the quoted market prices of the stock at the dates of grant, resulting in the recognition of $1,140,000 and $3,695,000 in compensation expense.

From time to time, the majority shareholder has advanced funds and/or has deferred contractual salaries for the purpose of financing working capital and product development. Advances and deferrals amounted to $33,750 and $0 as of June 30, 2015 and December 31, 2014, respectively. There are no repayment terms to these advances and deferrals.  Management considers these amounts and balances due to be minimal and temporary, therefore no interest has been imputed.

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

5.

Website Development Costs

	June 30, 2015	December 31, 2014
Website Development Costs	$148,642	$148,642
Less accumulated amortization	(48,651)	(34,758)
Property and equipment, net	$99,991	$113,884

Amortization of website costs was $13,893 and $9,434 for the six month periods ending June 30, 2015 and 2014, respectively.

6.

Accrued Liabilities

Accrued expenses consist of:

	June 30, 2015	December 31, 2014
Accrued professional	$8,500	$-
Accrued interest	34,790	26,148
Accrued default provisions	50,000	-
Accrued payroll taxes, penalties and interest	543,333	479,567
Total accrued expenses	$636,623	$505,715

The Company has paid stock based compensation, to its Chief Executive Officer totaling $1,140,000 and $3,695,000 during the six month periods ending June 30, 2015 and 2014, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the related taxes, along with the estimated interest and penalties of $543,333 and $479,567 at June 30, 2015 and December 31, 2014, respectively.

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.  As of June 30, 2015 and December 31, 2014, deferred revenue was $0 and $0, respectively.

7.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Debt

	June 30, 2015	December 31, 2014
Convertible promissory notes, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-49%) based on various measurements of prior trading, at face value of remaining original note principal outstanding, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $5,936 and $145,584, respectively	223,158	277,153
Total	$ 223,158	$277,153

Summary of convertible note transactions:

Convertible notes, before discounts as of December 31, 2014	$ 299,149
Additional notes, face value	20,775
Conversions of debt	(90,830)
Remaining notes, face value	229,094
Unamortized financing costs	-
Unamortized debt discounts	(5,936)
Convertible notes, June 30, 2015	$223,158

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

A derivative liability, in the amount of $610,283 has been recorded, as of June 30, 2015, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.13%
Expected lives (years)	.535
Expected price volatility	532.3%
Forfeiture Rate	0.0%

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

Level 1– Quoted prices in active markets for identical assets or liabilities;

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At June 30, 2015, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

	Carrying Value	Level 1	Level 2	Level 3
Derivative Liabilities	$610,283	$		$$610,283
Total Derivative Liabilities	$610,283	$		$$610,283

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of June 30, 2015:

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ending June 30, 2015:

Fair Value Measurements using inputs
Balance, December 31, 2014	$1,016,112
Total (gain) losses realized and included in net loss	(326,972)
Net increase due to issuances, settlements and transfers to equity	(78,857)
Transfers in (out)	--
Balance, June 30, 2015	$610,283

9.

Equity

Stock Compensation

The Company issued 48,500,000 shares of common stock to the Chief Executive Officer in exchange for services during the six months ending June 30, 2015.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,140,000 in compensation expense.

The Company issued 11,650 shares of common stock to the Chief Executive Officer in exchange for services during the six months ending June 30, 2014.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $3,695,000 in compensation expense.

Conversions of debt

In the six month period ending June 30, 2015, the Company converted notes of $90,830 and accrued interest of $4,641 into 22,070,539 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the associated derivative liability and change in derivatives in the Statement of Operations.  The fair market value of the stock was $190,103.

In the six month period ending June 30, 2014, the Company converted notes of $268,300 and accrued interest of $22,178 into 5,333 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the associated derivative liability and change in derivatives in the Statement of Operations.  The fair market value of the stock was $1,646,920.

Other

During the six month periods ended June 30, 2015 and 2014 the Company recorded in-kind contributions for rent expense in the amount of $0 and $600, respectively.

The Company’s Board of Directors approved reverse stock splits of 10:1 (ten shares for one share) on January 21, 2015 and 100:1 (one hundred shares for one share) on June 15, 2015.  All shares and per share information in the accompanying financial statements and notes have been retroactively restated for the reverse stock splits.

There are no warrants or options currently outstanding.

Amendment to the Articles of Incorporation

On July 15, 2015, the Board of Directors recommended and the majority shareholder (holding 56% of the voting shares) voted in favor of increasing the authorized capital of the Company to Six Hundred Fifty Million (650,000,000) shares.  Accordingly, the total authorized capital of the Company is comprised of Six Hundred Forty Nine Million (649,000,000) shares of common stock, par value $0.00001 per share; 500,000 (five hundred thousand) shares of Preferred Stock, Series A, par value $0.0001 per share;

and 500,000 (five hundred thousand) shares of Preferred Stock, Series B, par value $0.001 per share.  The financial statements have retroactively presented the authorized shares, per this amendment.

The total number of shares this corporation is authorized to issue is 650,000,000 (six hundred fifty million), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	649,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, Series B	$0.001	500,000

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

There were no operating or capital lease commitments as of June 30, 2015 and December 31, 2014.

11. Subsequent Events

Subsequent to June 30, 2015, the Company issued 96,250,649 common shares in exchange for cancellation of $19,989 of convertible note principal, in accordance with the terms of agreements.  The shares had a fair market value of $50,636. The corresponding difference reduced the existing derivative liability.

Additionally, the Company’s Board of Directors approved the issuance of 225,000,000 common shares, as compensation, to Mr. Robert DeAngelis, the Company’s President and Chief Financial Officer.  The shares, at the dates of grant, had a fair market value of $97,500.

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

For the three and six months ended June 30, 2015 compared to June 30, 2014

Results of Operation

Revenues generated were $0, $125, $199 and $546 for the three and six month periods ended June 30, 2015 and 2014, respectively. Billings have decreased, year over year, as the Company’s management has been concentrating on the development and launch of the video channel.  Management is aware that the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.  We are concentrating on developing our unique resources in order to fully participate upon revival of competition in the real estate market.

Operating expenses were $50,460, $2,454,474, $1,314,758 and $3,806,166 for the three and six month periods ended June 30, 2015 and 2014, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $1,140,000 and $3,695,000 for the six months ending June 30, 2015 and 2014, respectively. Other significant expenses incurred are related to professional expense related to the preparation and compliance of our public filing. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

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

Capital Resources and Liquidity

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders. These advances are being made to supplement any cash generated by the operating revenue. We believe we can currently satisfy our cash requirements for the next three to six months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock. Additionally, we will begin to use our common stock as payment for certain obligations and secure work to be performed. Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At June 30, 2015 the Company has cash in the amount of $2,290 to meet our current obligations. Management does not believe that it has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, with the unwritten funding support of the majority shareholder, we should have sufficient funds to meet our current obligations over the subsequent three months to six months. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2015, we have a negative working capital of $1,512,116 as of June 30, 2015 and we have used $74,088 in our operating activities.

Based upon the above, we do believe we have enough cash to support our daily operations beyond the next 12 months while we are attempting to expand operations and produce revenues. Although we believe we have adequate funds and resources to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web channel and other possible alternative service offerings). We estimate the Company needs an additional $100,000 to fully implement its business plans over the next twelve months. In addition, we anticipate we will need an additional minimum of $100,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended June 30, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: August 14, 2015	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director