Form 10-Q
period 2015-09-30
Real Estate Contacts, Inc.
filed 2015-11-16
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

As of November 16, 2015 there are 1,018,887,234 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2015

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	September 30,	December 31,
	2015	2014
	(unaudited)
Assets
Current assets
Cash	$254	$71,378
Total current assets	254	71,378

Website development costs, net of accumulated amortization and impairment of $148,642 and $34,758, respectively	-	113,884

Total assets	$254	$185,262

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,592	$45,806
Accrued expenses	645,705	505,715
Derivative liability	509,715	1,016,112
Due to principle shareholder, related party	71,440	-
Notes payable, principle shareholder, related party	13,000
Convertible note payable	191,134	277,153
Total current liabilities	1,436,586	1,844,786
Total liabilities	1,436,586	1,844,786

Commitments and Contingencies (Note 10)	-	-

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 1,499,000,000 shares authorized; 1,018,887,234 and 2,465,223 shares issued and outstanding, respectively	10,189	24
Additional paid-in capital	14,920,796	13,338,875
Accumulated deficit	(16,367,317)	(14,998,423)
Total stockholders' deficit	(1,436,332)	(1,659,524)

Total Liabilities and Stockholders' Deficit	$254	$185,262

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenues	$-	$-	$199	$546

Operating expenses:
Selling expenses	1,318	3,622	7,056	13,058
Compensation and related costs	188,570	169,840	1,452,336	3,934,949
Professional	5,600	9,250	18,836	24,750
General and administrative	9,309	6,973	27,434	14,206
Amortization	7,542	6,480	21,435	15,914
Impairment of website	92,449	-	92,449	-
Total operating expenses	304,788	196,165	1,619,546	4,002,877

Net loss from operations	(304,788)	(196,165)	(1,619,347)	(4,002,331)

Other income (expense):
Interest expense	(10,910)	(168,601)	(111,027)	(462,366)
Change in fair value of derivative liability	34,508	(121,465)	361,480	(1,198,801)
Total other income (expense)	23,598	(290,066)	250,453	(1,661,167)

Net loss before provision for income taxes	(281,190)	(486,231)	(1,368,894)	(5,663,498)

Provision for income taxes	-	-	-	-

Net loss	$(281,190)	$(486,231)	$(1,368,894)	$(5,663,498)

Loss per share, basic and dilutive	$(0.00)	$(16.49)	$(0.01)	$(325.60)

Weighted average shares outstanding, basic and dilutive	548,201,567	29,478	208,700,305	17,394

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014

Cash Flows from Operating Activities:
Net loss	$(1,368,894)	$(5,663,498)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	21,435	15,914
Impairment of website	92,449	-
Stock based compensation	1,290,000	3,832,500
In kind contribution of rent	-	900
Amortization of debt discounts and financing costs	42,771	426,923
Change in fair value of derivative liability	(361,480)	1,198,801
Changes in assets and liabilities:
Accounts payable	(19,439)	12,103
Accrued expenses	147,594	(3,598)
Deferred revenue	-	(546)
Accrued salaries, principal shareholder	90,000	(111,426)
Net Cash Used in Operating Activities	(65,564)	(291,927)

Cash Flows from Investing Activities:
Payments for website development costs	-	(40,150)
Net Cash Used in Investing Activities	-	(40,150)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable	-	347,546
Proceeds from notes and advances, principal shareholder	21,075	-
Repayments of notes and advances, principal shareholder	(26,635)	-
Net Cash (Used in) Provided by Financing Activities	(5,560)	347,546

Net increase (decrease) in cash	(71,124)	15,469
Cash at beginning of period	71,378	120,743
Cash at end of period	$254	$136,212

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares	$128,790	$305,756
Settlement of accrued interest in exchange for common shares	$7,604	$22,178
Settlement of accounts payable in exchange for convertible notes	$20,775	$-

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the nine months ended September 30, 2015 and 2014

1.

Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in Parrish, Florida. The Company engages in the ownership and operation of a real estate advertising portal website. Real Estate Contacts, Inc. provides a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals.  In September, our real estate video and marketing websites were improperly shut down by the website hosting service.  We are currently pursuing legal action to recover the files and get the websites back up and running.

The company provides consumers the opportunity to view real estate listings and homes for sale in their local markets.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online website. Our current real estate search website will enable real estate professionals to increase their visibility and promote their listings.

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website (www.realestatecontacts.com).

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2015 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2015.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and notes thereto included in the year ended December 31, 2014 Form 10K filed with the Securities and Exchange Commission.

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.  The derivative liability has been valued at fair market value, in consideration of the fair value of the potential future consideration that may be required upon settlement under the terms of the convertible debt instruments.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either September 30, 2015 or as of December 31, 2014.

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

The Company placed its main website (www.realestatecontacts.com) into service prior to 2008, with a redesign of the website in 2015. Our video website channel (www.realestatevideochannels.com) and our other website (www.realestatevideowebsites.com) were improperly shut down in September 2015 by the website hosting company and we are pursuing all legal remedies to get these sites operational.  All costs associated with these websites are subject to straight-line amortization over there expected useful life, a five year period.

Intangible Assets

In accordance with ASC 350-30-65 “Goodwill and Other Intangible Assets", the Company assesses the impairment of identifiable intangible assets, including website development costs, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review include the following:

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

Due to multiple issues with our programmer, who hosts our website, management believes that the website may not be functional to the required specification.  Management believes that significant modifications may be necessary.  Based on the information available to management, in consideration of all issues, an impairment loss has been recognized for the carrying value of the website development costs. For the nine months ended September 30, 2015 and 2014, the Company incurred impairment losses of $92,449 and $0, respectively.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was $6,037 and $8,433 for the nine months ended September 30, 2015 and 2014, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2015 there were approximately 5,274,857,000 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company has a history of losses and has incurred a net loss for the nine month period ending September 30, 2015 of $1,368,894. Additionally, the Company has negative working capital of approximately $1.4 million at September 30, 2015, along with an accumulated deficit of approximately $16.4 million and a stockholders’ deficit of approximately $1.4 million and negative operating cash flows of approximately $66,000 for the nine months ended September 30, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the nine months ending September 30, 2015 and 2014, the Company recorded compensation expense in the amount of $90,000 and $90,000, respectively.

During the nine months ending September 30, 2015 and 2014, the Company issued 648,500,000 and 36,650 shares, respectively, of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $1,290,000 and $3,832,500 in compensation expense.

From time to time, the majority shareholder has advanced funds and/or has deferred contractual salaries for the purpose of financing working capital and product development. Advances and deferrals amounted to $71,440 and $0 as of September 30, 2015 and December 31, 2014, respectively. There are no repayment terms to these advances and deferrals.  Interest is accrued at 3% on these advances.

Additionally, the majority shareholder has advanced funds, in the form of promissory notes, in the amount of $13,000 and $0 as of September 30, 2015 and December 31, 2014, respectively. These promissory notes mature and are payable in six months from the date issued and have a minimal stated interest.  Interest is accrued at 3% on these advances.

Total interest accrued on advances and notes is $2,707 and $0 as of September 30, 2015 and December 31, 2014, respectively.

The majority shareholder has pledged his support to fund continuing operations; however there is no written commitment to this effect. The Company is dependent upon the continued support of this shareholder.

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

5.

Website Development Costs

	September 30, 2015	December 31, 2014
Website Development Costs	$148,642	$148,642
Less accumulated amortization and impairments	(148,642)	(34,758)
Property and equipment, net	$-	$113,884

Amortization of website costs was $13,893 and $9,434 for the nine month periods ending September 30, 2015 and 2014, respectively.  The Company incurred an impairment loss of $92,449 for the three and nine month period ending September 30, 2015.

6.

Accrued Liabilities

Accrued expenses consist of:

	September 30, 2015	December 31, 2014
Accrued professional fees	$7,000	$-
Accrued interest	42,802	26,148
Accrued default provisions (a)	44,000	-
Accrued payroll taxes, penalties and interest (b)	551,903	479,567
Total accrued expenses	$645,705	$505,715

(a)

Under the terms of the convertible debt agreements there are certain default provisions regarding timely financial filings or insufficiency of authorized shares available to be issued upon demand.  The default provisions may or may not be enforced at the discretion of the lender.  The Company has recognized expense for the potential assertions available to the lenders.

(b)

The Company has paid stock based compensation, to its Chief Executive Officer totaling $1,290,000 and $3,832,500 during the nine month periods ending September 30, 2015 and 2014, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the related taxes, along with the estimated interest and penalties of $551,903 and $479,567 at September 30, 2015 and December 31, 2014, respectively.

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.  As of September 30, 2015 and December 31, 2014, deferred revenue was $0 and $0, respectively.

7.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Debt

	September 30, 2015	December 31, 2014
Convertible promissory notes, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest, convertible at discount to trading price (40-49%) based on various measurements of prior trading, at face value of remaining original note principal outstanding, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $0 and $145,584, respectively	191,134	277,153
Total	$ 191,134	$ 277,153

Summary of convertible note transactions:

Convertible notes, before discounts as of December 31, 2014	$ 299,149
Additional notes, face value	20,775
Conversions of debt	(128,790)
Remaining notes, face value	191,134
Unamortized financing costs	-
Unamortized debt discounts	-
Convertible notes, September 30, 2015	$ 191,134

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

A derivative liability, in the amount of $509,715 has been recorded, as of September 30, 2015, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.08%
Expected lives (years)	.645
Expected price volatility	519,.6%
Forfeiture Rate	0.0%

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

The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At September 30, 2015, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

	Carrying Value	Level 1	Level 2	Level 3
Derivative Liabilities	$ 509,715	$	$	$ 509,715
Total Derivative Liabilities	$ 509,715	$	$	$ 509,715

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of September 30, 2015:

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ending September 30, 2015:

Fair Value Measurements using inputs
Balance, December 31, 2014	$ 1,016,112
Total (gain) losses realized and included in net loss	(361,480)
Net decrease due to issuances, settlements and transfers to equity	(144,917)
Balance, September 30, 2015	$ 509,715

9.

Equity

Stock Compensation

The Company issued 648,500,000 shares of common stock to the Chief Executive Officer in exchange for services during the nine months ending September 30, 2015.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $1,290,000 in compensation expense.

The Company issued 36,650 shares of common stock to the Chief Executive Officer in exchange for services during the nine months ending September 30, 2014.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $3,832,500 in compensation expense.

Conversions of debt

In the nine month period ending September 30, 2015, the Company converted notes of $128,790 and accrued interest of $7,604 into 367,921,333 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $302,086, of which $165,692 off set the established derivative liability.

In the nine month period ending September 30, 2014, the Company converted notes of $325,756 and accrued interest of $22,178 into 15,717 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $1,724,987, of which $1,377,053 off set the established derivative liability.

Other

During the nine month periods ended September 30, 2015 and 2014 the Company recorded in-kind contributions for rent expense in the amount of $0 and $900, respectively.

The Company’s Board of Directors approved reverse stock splits of: 1 for 1,000 on June 10, 2014; 1 for 10 on January 21, 2015; and 1 for 100 on June 15, 2015.  All shares have been retroactively restated for this reverse stock split.

There are no warrants or options currently outstanding.

Amendment to the Articles of Incorporation

On August 19, 2015, the Board of Directors recommended and the majority shareholder (holding 56% of the voting shares) voted in favor of increasing the authorized capital of the Company to One Billion Five Hundred Million (1,500,000,000) shares.  Accordingly, the total authorized capital of the Company is comprised of One Billion Four Hundred Ninety Nine Million (1,499,000,000) shares of common stock, par value $0.00001 per share; 500,000 (five hundred thousand) shares of Preferred Stock, Series A, par value $0.0001 per share; and 500,000 (five hundred thousand) shares of Preferred Stock, Series B, par value $0.001 per share.  The financial statements have retroactively presented the authorized shares, per this amendment.

The total number of shares this corporation is authorized to issue is 1,500,000,000 (one billion five hundred million), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	1,499,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, Series B	$0.001	500,000

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

There were no operating or capital lease commitments as of September 30, 2015 and December 31, 2014.

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

Plan of Operations

Our plan of operation is to operate a real estate  search engine portal website.. We want to position our company as the first of its kind national real estate search engine/social community/media video network that matches buyers, sellers, brokers, and professionals anywhere in the world.

Products and Services

Our real estate search website, www.RealEstateContacts.com, allows real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the www.RealEstateContacts.com portal website.

We currently offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on www.RealEstateContacts.com for a yearly fee.

The Company developed a national online video listings channel, www.RealEstateVideoChannels.com, and a real estate video listing website, www.RealEstateVideoWebsites.com   The national online real estate video listing channel will feature all real estate listings in a video and/or virtual tour format, along with video bios and video blogs of the real estate brokers, agents, or offices and the video website offers Real Estate professionals the opportunity to own and operate their own real estate video listings website.

In September 2015, these real estate video websites were improperly shut down by the website hosting service.  We are currently pursuing legal action to recover the files and get the websites back up and running.

We will soon develop online video websites for the enterprise market. With our Video for Business, video becomes a serious business tool. A corporate video website can be an incredibly powerful vehicle enabling small business owners the opportunity to communicate and reach their customers and potential customers. We will produce a video product that will reflect the business owner’s values and their business.

We believe our services empower consumers and will drive more business for real estate professionals as well as small business owners.  Participating real estate brokers, offices and agents receive coverage in the cities, areas and territories that they service.

The Company generates its revenue from selling advertising to real estate professionals on our real estate portal.

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

We plan to grow revenues from the advertising sales from real estate professionals on our current website in the next 12 months by undertaking the following steps:

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

For the three and nine months ended September 30, 2015 compared to September 30, 2014

Results of Operation

Revenues generated were $0, $0, $199 and $546 for the three and nine month periods ended September 30, 2015 and 2014, respectively. Billings have decreased, year over year, as the Company’s management has been concentrating on the development and launch of the video channel.  Management is aware that the real estate housing market is stabilizing and potential advertisers are considering increasing advertising expenditures. We have noted that the public’s acceptance and awareness of our sites service offering is increasing as active agents are seeking additional venues to promote their services and listings.  We are concentrating on developing our unique resources in order to fully participate upon revival of competition in the real estate market.

Operating expenses were $304,788, $196,165, $1,619,546 and $4,002,877 for the three and nine month periods ended September 30, 2015 and 2014, respectively. The Company has recorded significant non-cash expenses related to compensation, in the amount of $1,290,000 and $3,832,500 for the nine months ending September 30, 2015 and 2014, respectively. For the three months ending September 30, 2015, the company incurred an impairment charge in the amount of $92,449, also a non-cash charge. Other significant expenses incurred are related to professional expense related to the preparation and compliance of our public filings. We expect professional fees to continue to be a significant expense as our reporting requirements should be increasing, as required as a public company. We anticipate that our advertising and costs of acquiring new subscribers will increase over the future periods, as we attempt to increase our revenue base to cover future operating costs.

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

Capital Resources and Liquidity

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders. These advances are being made to supplement any cash generated by the operating revenue. We believe we can currently satisfy our cash requirements for the next three to nine months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock. Additionally, we will begin to use our common stock as payment for certain obligations and to secure work to be performed. Management plans to increase revenue in order to sustain operations for at least the next twelve months.

At September 30, 2015 the Company has cash in the amount of $254 to meet our current obligations. Management does not believe that it has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, with the unwritten funding support of the majority shareholder, we should have sufficient funds to meet our current obligations over the subsequent three months to nine months. The Company anticipates increasing revenue, which will partially mitigate cash flow deficiencies, however at the present time our revenues will not cover our cash requirements. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2015, we have a negative working capital of $1,436,332 as of September 30, 2015 and we have used cash of $65,564 in our operating activities.

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

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, we have substantial doubt about our ability to continue as a going concern.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended September 30, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: November 16, 2015	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

Exhibit 31

Certification of Principal Executive Officer and Principal Financial Officer

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

and Securities and Exchange Commission Release 34-46427

I, Robert DeAngelis, certify that:

1. I have reviewed this report on Form 10-Q of Real Estate Contacts Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d) disclosed in this report any change in registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of the annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Dated: November 16, 2015	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Exhibit 32.1

Certification of Principal Executive Officer and Principal Financial Officer

Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to

Section 906 of the Sarbanes-Oxley Act of 2002

In connection with the Quarterly Report of Real Estate Contacts, Inc. (the "Company") on Form 10-Q for the period ended September 30, 2015 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert DeAngelis, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 16, 2015	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director