Form 10-K
period 2015-12-31
Real Estate Contacts, Inc.
filed 2016-04-14
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015: $ 334,000

Number of the issuer’s Common Stock outstanding as of April 11, 2016:  1,067,237,234

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

Real Estate Contacts, Inc. operates an online national real estate search web portal. The company offers exclusive cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

RealEstateContacts.com serves as an internet portal that features a real estate search engine and a media network that directs consumers to receive more detailed information about current listings, homes for sale, commercial properties, mortgages, and foreclosures.

Our customer base is consumers interested in buying or selling their home and properties. We've made it an easy and convenient process for the consumer to start their search by featuring their local real estate companies or agents current listings. Consumers can view current properties and houses for sale in hundreds of U.S. cities as well as in their local market.

Real Estate professionals use the internet to generate leads.  The top sources of internet leads are company and agent web sites.  The internet is vital to a growing number of real estate professionals’ success. The strong surge in technology has created many new companies in the real estate industry. Many of them have become household names and gone public in a few short years.

Our goal as a real estate portal is to send consumers to our real estate search site to view offices, brokers or agents current listings where they can find out more information about a particular property.  We are building a national online lead network for our real estate professionals.

Our mission is for our company to become one of the leading marketing partners to the real estate industry.

The company provides consumers the opportunity to view real estate listings and homes for sale in their local markets and in most markets and cities throughout the United States.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing website products. Our current real estate search website and our new real estate video website product enable real estate professionals to increase their visibility and promote their listings.

Business Operations

Real Estate Contacts, Inc. provides a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search Engine Website (www.realestatecontacts.com)..

The Company’s business is conducted solely within the Internet. Our company matches buyers, sellers, and real brokers and agents anywhere in the world.

Products and Services

The Company currently operates a real estate search portal www.realestatecontacts.com that features real estate professional’s current listings and profiles in their service areas.

The Company’s marketing strategy is to feature the real estate professional’s current listings on the RealEstateContacts.com portal website exclusively in the areas that they service and work in so potential home buyers can view current real estate listings and homes that are for sale. We will send homebuyers and sellers to our real estate website so they can view our real estate contacts current listings so our real estate professionals become focused on receiving good leads for their business.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

QuickLink to Table of Contents

QuickLink to Financial Statements

The driving of internet traffic is the key to any online marketing company. Our advertising campaign will be built around all internet related marketing concepts, such as search engine optimization, pay per clicks advertising, banner advertising, email marketing, and linking up to other real estate portals and directories.

We currently offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on www.RealEstateContacts.comfor a yearly fee,

We will soon introduce a new business video website.  We will develop online video websites for the enterprise market.  With our Video for Business, video becomes a serious business tool.  A corporate video website can be an incredibly powerful vehicle enabling small business owners the opportunity to communicate and reach their customers and potential customers.  We will produce a video product that will reflect the business owner’s values and their business.

The combination of our websites sets the stage to offer more real estate tools and services that empower consumers and drive more business for real estate professionals as well as small business owners.

Participating real estate brokers, offices and agents receive EXCLUSIVE coverage in the cities, areas and territories that they service.  Consumers can find houses and foreclosures for sale in hundreds of U.S. cities and in their local market.

The company generates its revenue from selling advertising to real estate professionals on our real estate portal.

The company’s real estate portal website currently receive thousands of unique visitors each month and these visitors are consumers interested in viewing real estate listings, homes for sale and foreclosure properties in their local area.

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

Real Estate Contacts, Inc. was incorporated on March 10, 2005.  For the years ended December 31, 2015, and 2014, net losses were $1,396,800 and $6,464,490, respectively.   Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The

QuickLink to Table of Contents

QuickLink to Financial Statements

Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

The Company’s officer/director currently owns approximately 650,000,000 (60.9%), as of April 11, 2016, of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 1,500,000,000 shares of capital stock consisting of 1,499,000,000 shares of common stock, par value $.00001 per share, and 500,000 shares of preferred stock, series A, par value $.0001 per share and 500,000 preferred stock series B, par value $.001 per share, as amended on August 19, 2015.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

ITEM 2.  PROPERTIES

Our principal executive address is 8955 US Highway 301 N., No. 192 Parrish, Florida 34219 and our telephone number is (724) 656-8886.  Office space is provided by our Chief Executive Officer at no charge.

ITEM 3.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Price Range of Common Stock

Our Common Stock is quoted on the over-the-counter market electronic quotation service (OTCBB) and the OTCMarkets OTCPinks marketplace under the symbol “REAC.”

	High*	Low*
Fiscal Year 2014
First quarter ended March 31, 2014	$0.0010	$0.0001
Second quarter ended June 30, 2014	$0.0005	$0.0001
Third quarter ended September 30, 2014	$0.0000	$0.0000
Fourth quarter ended December 31, 2014	$0.0000	$0.0000

Fiscal Year 2015
First quarter ended March 31, 2015	$0.0011	$0.0001
Second quarter ended June 30, 2015	$0.0001	$0.0008
Third quarter ended September 30, 2015	$0.0024	$0.0001
Fourth quarter ended December 31, 2015	$0.0002	$0.0001

* share values retroactively restated for reverse stock splits of 1,000:1 on June 10, 2014, 10:1 on January 21, 2015, and 100:1 on June 15, 2015

Approximate Number of Equity Security Holders

As of December 31, 2015, there were approximately 46 active holders of record of the Company’s common stock.

QuickLink to Table of Contents

QuickLink to Financial Statements

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

There are no outstanding options to purchase our securities.

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

Our Operating Strategy

Our website allows real estate professionals and consumers to interact through the Internet as a business medium.  Our operating strategy is to feature exclusively real estate agents websites and listings on the www.realestatecontacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from our website and also of their local real estate office or agent.

Our focus is driving high volumes of traffic to our website and our advertisers profile pages putting the consumer with the most relevant and desired professional.  Thousands of unique visitors visit our website to view real estate listings and homes for sale.  We accomplish this through highly focused and well-designed SEO strategies that allow our advertisers to receive greater amount of sales without spending huge resources.  Our methodology and resource expenditures are invaluable tools to our advertisers.  We do the marketing and our advertisers get the leads.

Currently, while there are other real estate directories and portals on the Internet, only realestatecontacts.com features real estate agents on an exclusive basis in the cities they work in.  We believe this approach will be attractive to real estate professionals in each locale.

Our real estate search portal website will also include local real estate commercial brokers and mortgage brokers and lenders that want more traffic and exposure to their profile page and website for potential new clients.

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Plan of Operation

Our plan of operation is to operate a search engine portal website for real estate.  We want to position our company as the first of its kind national real estate search engine/social community/media video network that matches buyers, sellers, brokers, and professionals anywhere in the world through rich and social media.

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

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from of their local real estate office, broker or agent. This service is provided from our real estate search website: www.realestatecontacts.com.   In addition, our real estate search website will feature one agent per city.  This policy will eliminate 100% of the competition for the real estate agent, broker and office.  For this reason we believe our concept will have a high level of interest from any real estate professional.

Currently, while there are other real estate directories and portals on the internet, only www.realestatecontacts.com features real estate agents on an-exclusive basis.  We believe this approach will be attractive to real estate professionals in each locale.

The RealEstateContacts.com portal website will also feature local mortgage brokers and lenders and commercial real estate brokers that want more traffic and exposure to their website for potential new clients.  By featuring local mortgage brokers  our website allows the consumer to have access to any financial questions and can receive all the information they need quickly in their geographical area.

Our goal is to connect real estate professionals with consumers who are interested in buying or selling a home.

We generate revenues from advertising sales for real estate professionals on our current website.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Results of Operations

For the years ended December 31, 2015 and 2014.

Revenues

For the years ended; December 31, 2015 and 2014, we generated revenues of $199, and $546, respectively.  Revenue was generated from annual subscription dues.

Operating Expenses

Operating expenses were incurred in the amount of $1,248,737 and $4,816,801 for the years ended December 31, 2015 and 2014, respectively.  The decrease is largely attributable to reduced stock-based compensation to the sole executive officer and director and related payroll taxes, penalties and interest.  Stock-based compensation was recognized as expense at the fair market value on the date of grant.    We anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $1,396,800 and $6,464,490 for the years ended December 31, 2015 and 2014, respectively.  The increased loss is largely due to significant increases in stock based compensation, financing costs, and change in fair value of derivatives.  At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders.  These advances are being made to supplement any cash generated by the operating revenue.  We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock.  Additionally, we will begin to use our common stock as payment for certain obligations and to secure work to be performed.  Management plans to increase revenue in order to sustain operations for at least the next twelve months through the yearly advertising subscription sales from real estate professionals.

The Company has negative working capital, in the amount of $1,442,355 as of December 31, 2015 and has used cash from operations of $65,595.  The Company did not receive any proceeds from issuance of common stock.

At December 31, 2015 the Company has cash in the amount of $280.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

We do believe that we will have enough cash to support our daily operations, at reduced levels of development, beyond the next 12 months while we are attempting to expand operations and produce revenues.  Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (web video channel and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months.  In addition, we anticipate we will need an additional minimum of $120,000

QuickLink to Table of Contents

QuickLink to Financial Statements

to cover operational and administrative expenses for the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee.  If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

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

Subsequent Events

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $23,342 for consideration of $2,000.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2015 and 2014, which are contained in this filing, the Company’s 2015 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

QuickLink to Table of Contents

QuickLink to Financial Statements

the carrying amount and fair value of the asset.  When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.  We did not recognize any impairment losses for any periods presented.

•

The Company issues restricted stock to consultants for various services.  Costs for these transactions are generally measured at the fair value of the equity instruments issued.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.

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

As of December 31, 2015 and 2014

QuickLink to Table of Contents

QuickLink to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

Real Estate Contacts, Inc.

We have audited the accompanying balance sheets of Real Estate Contacts, Inc. as of December 31, 2015 and 2014, and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Real Estate Contacts, Inc. as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of approximately $1,397,000 and had cash used in operations of approximately $66,000 for the year ended December 31, 2015, and had an accumulated deficit of approximately $16,395,000 and a working capital deficit of approximately $1,442,000 at December 31, 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ D’Arelli Pruzansky, P.A.

Certified Public Accountants

Boca Raton, Florida

April 13, 2016

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Balance Sheets

	December 31,	December 31,
	2015	2014

Assets
Current assets
Cash	$280	$71,378
Total current assets	280	71,378

Website development costs, net of accumulated
amortization and impairment of $148,792 and $34,908, respectively	-	113,884

Total assets	$280	$185,262

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,592	$45,806
Accrued expenses	96,175	26,148
Accrued payroll taxes and related expenses	537,171	479,567
Derivative liability	485,142	1,016,112
Due to principal shareholder, related party	101,440	-
Notes payable	20,250	-
Convertible notes payable	196,865	277,153
Total current liabilities	1,442,635	1,844,786
Total liabilities	1,442,635	1,844,786

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; none issued and outstanding
Preferred Stock B $.001 par value, 500,000 shares authorized; none issued and outstanding
Common Stock, $0.00001 par value, 1,499,000,000 shares authorized; 1,067,237,234 and 2,465,096 shares* issued and outstanding, respectively	10,672	25
Additional paid-in capital	14,942,196	13,338,874
Accumulated deficit	(16,395,223)	(14,998,423)
Total stockholders' deficit	(1,442,355)	(1,659,524)
Total Liabilities and Stockholders' Deficit	$280	$185,262

* shares retroactively restated for reverse stock splits of 1,000:1 on June 10, 2014, 10:1 on January 21, 2015, and 100:1 on June 15, 2015

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Statements of Operations

(Audited)

	For the Year Ended
	December 31,
	2015	2014

Revenues	$199	$546

Operating expenses:
Selling expenses	6,158	28,939
Compensation	1,056,604	4,706,408
Professional	41,836	43,014
Rents and overhead	-	1,200
General and administrative	30,255	14,185
Impairment of asset	92,449	-
Amortization	21,435	23,055
Total operating expenses	1,248,737	4,816,801

Net loss from operations	(1,248,538)	(4,816,255)

Other income/(expense)
Derivative liability expense	(46,076)	-
Interest expense	(112,267)	(566,918)
Change in fair value of derivative liability	(8,052)	(1,053,288)
Gain (loss) on extinguishment of debt	18,133	(28,029)
Net loss before provision for income taxes	(1,396,800)	(6,464,490)

Provision for income taxes	-	-

Net loss	$(1,396,800)	$(6,464,490)

Loss per share, basic and dilutive	$(0.00)	$(2.62)

Weighted average shares outstanding
basic and dilutive	420,221,976	2,465,095

* shares retroactively restated for reverse stock splits of 1,000:1 on June 10, 2014, 10:1 on January 21, 2015, and 100:1 on June 15, 2015

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2015 and 2014

(Audited)

			Additional		Stock-
	Common		Paid in	Accumulated	Holders'
	Shares	Par	Capital	Deficit	Deficit

Balance at December 31, 2013	2,281	-	7,205,709	(8,533,933)	(1,328,224)

Common shares issued:
for services	1,499,650	15	4,162,385		4,162,400
exchange for convertible debt	959,774	10	1,936,551		1,936,561
exchange for accounts payable	3,336	-	33,029		33,029
fractional shares - reverse split	55	-			-

In kind contribution of rent			1,200		1,200

Net loss				(6,464,490)	(6,464,490)
Balance at December 31, 2014	2,465,096	25	13,338,874	(14,998,423)	(1,659,524)

Common shares issued:
for services	648,500,000	6,485	872,515		879,000
exchange for convertible debt	416,272,137	4,162	144,509		148,671
write-off of derivative liabilities in connection with conversions	-	-	585,098		585,098
In kind contribution of rent			1,200		1,200

Net loss				(1,396,800)	(1,396,800)
Balance at December 31, 2015	1,067,237,234	$10,672	$14,942,196	$(16,395,223)	$(1,442,355)

* shares retroactively restated for reverse stock splits of 1,000:1 on June 10, 2014, 10:1 on January 21, 2015, and 100:1 on June 15, 2015

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Statements of Cash Flows

(Audited)

	For the Year Ended December 31,
		2015	2014

Cash Flows from Operating Activities:
Net loss		$(1,396,800)	$(6,464,490)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization		21,435	23,055
Loss on impairment of asset		92,449	-
Stock based compensation		879,000	4,162,400
In kind contribution of rent		1,200	1,200
Amortization of debt discounts and financing costs		112,269	497,057
Derivative liability expense		46,076	-
Loss on derivative liability		8,052	1,053,288
(Gain)/loss on extinguishment of debt		(18,133)	28,029
Changes in assets and liabilities:
Accounts payable		(40,214)	19,214
Accrued expenses		70,027	443,972
Accrued payroll taxes and related expenses		57,604	-
Deferred revenue		-	(546)
Accrued salaries, shareholder		101,440	(99,990)
Net Cash Used by Operating Activities		(65,595)	(336,811)

Cash Flows from Investing Activities:
Purchase of capitalized website costs		-	(60,100)
Net Cash Used by Investing Activities		-	(60,100)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable		20,250	347,546
Repayments of convertible notes payable		(1,000)	-
Shareholder loans and advances		1,500	-
Repayments of shareholder loans and advances		(26,253)	-
Net Cash (Used In)/Provided by Financing Activities		(5,503)	347,546

Net decrease in cash		(71,098)	(49,365)
Cash at beginning of period		71,378	120,743
Cash at end of period		$280	$71,378

Supplemental cash flow information:
Interest paid	$		$-
Taxes paid	$		$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares		$131,208	$395,702
Exchange payables for convertible note payable		$20,775	$5,000
Settlement of accrued interest in exchange for common shares		$7,604	$28,653

The accompanying notes are an integral part of these financial statements.

QuickLink to Table of Contents

QuickLink to Financial Statements

Real Estate Contacts, Inc.

Notes to the Financial Statements

For the years ended December 31, 2015 and 2014

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

The Company’s business is conducted solely within the Internet.. Our company matches buyers, sellers, and real brokers and agents anywhere in the world.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing products. Our current real estate search website enables real estate professionals to increase their visibility and promote their listings.

The Company has earned little revenues to date due to issues, problems, and the eventual shut-down of its website and video website channel by the developer.  The Company’s management has elected to utilize a different developer to build a more functional website.

2.

Summary of Significant Accounting Policies

The significant accounting policies followed are:

Basis of Presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of website development costs, derivative liabilities, valuation of stock based compensation, and deferred tax asset valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Our reclassifications were made to common stock and additional paid in capital due to reverse splits in 2015 and 2014.  These reclassifications had no effect on reported losses.

QuickLink to Table of Contents

QuickLink to Financial Statements

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of cash, accounts payable and accrued expenses approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.  The derivative liability has been valued at fair market value, in consideration of the fair value of the potential future consideration that may be required upon settlement under the terms of the convertible debt instruments.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

At December 31, 2015, the company performed a Level 3 non-recurring valuation of its website development costs, resulting in an impairment loss that reduced the net carrying value of this asset to zero.

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either December 31, 2015 or December 31, 2014.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

The Company placed its main website (www.realestatecontacts.com) into service prior to 2008, with a redesign of the website in 2015. Our video website channel (www.realestatevideochannels.com) and our other website (www.realestatevideowebsites.com) were shut down in September 2015 by the website hosting company as a result of disputes over fees charged by the website developer.  All costs associated with these websites are subject to straight-line amortization over there expected useful life, a five year period.  As of December 31, 2015, the Company impaired the carrying value of capitalized costs associated with our websites and recognized an impairment loss in the amount of $92,449.

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

Due to multiple issues with our programmer, who hosts our website, management believes that the website may not be functional to the required specification.  Management believes that significant modifications may be necessary.  Based on the information available to management, in consideration of all issues, an impairment loss has been recognized for the carrying value of the website development costs. For the twelve months ended December 31, 2015 and 2014, the Company incurred impairment losses of $92,449 and $0, respectively.

Revenue Recognition

The Company recognizes revenue on arrangements in accordance with FASB ASC No. 605, Revenue Recognition. In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability is reasonably assured.

Consideration for future advertising is generally received by customers in advance of those services being provided.   Advertising revenue is recognized ratably over the period that the services are subscribed, generally a one year period.  The unearned portion of the advertising revenue is deferred until future periods in which the subscription is earned.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

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

Advertising Costs

The costs of advertising are expensed as incurred.  Advertising expense was $6,158 and $11,362 for the years ended December 31, 2015 and 2014, respectively.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2015, tax years ended December 31, 2014, 2013, and 2012 are still potentially subject to audit by the taxing authorities, along with December 31, 2015 (although the tax return has not yet been filed).

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share .

Diluted earnings (loss) per share include the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive they are excluded from the calculation of diluted income per share.  For the years ended December 31, 2015 and 2014 there were 4,840,407,000 and 10,126,578 (adjusted for three (3) reverse stock splits) potential common shares from convertible notes, respectively.  For December 31, 2015 and 2014, the Company incurred net operating losses and, thus, anti-dilution issues are not considered in the calculation of loss per share.

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

The Company incurred a net loss of $1,396,800 during the year ended December 31, 2015 and had net cash used in operating activities of $65,595 for the same period. Additionally, the Company has an accumulated deficit of $16,395,223 and a working capital

QuickLink to Table of Contents

QuickLink to Financial Statements

deficit of $1,442,355 at December 31, 2015.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users.  There may be other risks and circumstances that management may be unable to predict.

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

5.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment

QuickLink to Table of Contents

QuickLink to Financial Statements

agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the years ended December 31, 2015 and 2014, the Company recorded compensation expense in the amount of $120,000 and $120,000, respectively.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of December 31, 2015, the Company owed $101,440.  There are no repayment terms to these advances and deferrals.  The Company has accrued interest at a minimal variable rate, currently 3%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

Additionally, the majority shareholder has advanced funds, in the form of promissory notes, in the amount of $20,250 and $0 as of December 31, 2015 and December 31, 2014, respectively. These promissory notes mature and are payable in six months from the date issued and have a minimal stated interest.  Interest is accrued at 3% on these notes.

Total interest accrued on these advances and notes is $5,799 as of December 31, 2015.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the year ended December 31, 2015 and 2014, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2015 and 2014, respectively. The rental value provided has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the years ended December 31, 2015 and 2014, the Company issued 648,500,000 and 1,499,650 shares, respectively, of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $879,000 and $4,162,400 in compensation expense.

6.

 Website Development Costs

	December 31,
	2015	2014
Website Development Costs	$148,792	$148,792
Less accumulated amortization and impairment loss	(148,792)	(34,908)
Property and equipment, net	$-	$113,884

Amortization of website was $21,435 and $23,055 for the years ended December 31, 2015 and 2014, respectively. The Company incurred an impairment loss of $92,449 during the year ending December 31, 2015.

7.

Accrued Liabilities

Accrued expenses:

	December 31, 2015	December 31, 2014
Accrued professional fees	$24,500	$-
Accrued interest	71,675	26,148
Accrued payroll taxes, penalties and interest (a)	537,171	479,567
Total accrued expenses, payroll taxes, and related expenses	$633,346	$505,715

(a) The Company has paid or accrued compensation to its Chief Executive Officer totaling $999,000 and $4,291,550 during the years ended December 31, 2015 and 2014, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the related taxes, along with the estimated interest and penalties, of $537,171 and $479,567 at December 31, 2015 and 2014, respectively.

8.

 Notes Payable

The notes outstanding are summarized by their terms below:

QuickLink to Table of Contents

QuickLink to Financial Statements

Schedule of Debt

	December 31,
	2015	2014

Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, including delinquency penalties of $24,979 and $9,735, respectively, net of  unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $0 and $145,584, respectively. All of these notes are in default as of December 31, 2015.

	196,865	277,153
Total	$196,865	$277,153

Summary of Convertible Note Transactions

Convertible notes, January 1	$277,153	$345,500
Additional notes, face value	20,775	372,500
Addition due to debt agreement default provisions	24,979	9,635
Payments and adjustments	(16,830)	-
Conversions of debt	(140,943)	(419,001)
Financing costs, amortized in 2015	2,256	(2,256)
Debt discounts, amortized in 2015	29,475	(29,475)
Convertible notes, December 31	$196,865	$277,153

9.

Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan.

A derivative liability, in the amount of $485,142 and $1,016,112 has been recorded, as of December 31, 2015 and 2014, respectively, related to the above notes.  The derivative value was calculated using the Black-Scholes method.  Assumptions used in the derivative valuation were as follows:

	December 31,
	2015	2014
Weighted Average:
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.49%	0.12%
Expected lives (years)	.736	.563
Expected price volatility	507.8%	254.8%
Forfeiture Rate	0.00%	0.00%

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs

QuickLink to Table of Contents

QuickLink to Financial Statements

that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At December 31, 2015, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of December 31, 2015:

As of December 31, 2015
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ 485,142	$	$	$ 485,142	$ 485,142
Total Derivative Liabilities	$ 485,142	$	$	$ 485,142	$ 485,142

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2015:

Fair Value Measurements using inputs	December 31, 2015	December 31, 2014
Balance, December 31, 2014	$1,016,112	$1,092,030
Derivative liability expense	46,076	-
Losses realized and included in net loss	8,052	1,053,288
Purchases, issuances and settlements	(585,098)	(1,129,206)
Transfers in (out)	$-	$-
Balance, December 31, 2015	485,142	1,016,112

10.

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

	December 31,
	2015	2014
Income tax provision (benefit) at statutory rate	$(489,000)	$(2,262,000)
State taxes, net of federal benefit	(49,000)	(226,000)
Nondeductible items	438,000	2,171,100
Subtotal	(100,000)	(316,900)
Change in valuation allowance	100,000	316,900
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$1,283,000	$1,183,000

Valuation allowance	(1,283,000)	(1,183,000)
Deferred tax asset, net	$-	$-

As of December 31, 2015, the Company has estimated tax net operating loss carryforwards of approximately $3.33 million, which can be utilized or expire through tax year 2035.  Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts. The change in the valuation allowance for the years ended December 31, 2015 and 2014 was $100,000 and $316,900, respectively.

11.

Equity

Stock Compensation

The Company issued 648,500,000 shares of common stock to the Chief Executive Officer in exchange for services during the year ended December 31, 2015.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $879,000 in compensation expense.

The Company issued 1,499,650 shares of common stock to the Chief Executive Officer in exchange for services during the year ended December 31, 2014.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $4,162,400 in compensation expense.

Conversions of debt

During the year ended December 31, 2015, the Company converted notes of $140,493 and accrued interest of $7,729 into 416,272,138 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to percentages between 40% and 75% of the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $299,932, of which $157,770 off-set the established derivative liability.

During the year ended December 31, 2014, the Company converted notes of $445,101 and accrued interest of $20,459 into 959,774 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to percentages between 40% and 75% of the fair market trading value. The Company recorded the exchange at the fair market value of the shares converted, the excess of which was charged against the derivative liability.  The fair market value of the stock was $1,936,561, of which $1,471,001 off-set the established derivative liability.

Other

During the years ended December 31, 2015 and 2014 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

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

There were no operating or capital lease commitments as of December 31, 2015 and 2014.

13.

 Subsequent Events

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $23,342 for consideration of $2,000, resulting in a gain on settlement of $21,342.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

QuickLink to Table of Contents

QuickLink to Financial Statements

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued and updated on May 14, 2013 by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B .    OTHER INFORMATION

None.

QuickLink to Table of Contents

QuickLink to Financial Statements

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	59

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 59

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.  Such persons are also required to furnish Real Estate Contacts, Inc. with copies of all forms so filed.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5, and amendments thereto furnished to us, we believe that as of the date of this report, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

ITEM 11.  EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2015 and 2014.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2015 and 2014 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis, President, CEO and CFO	2015 2014 2013 2012	$$ $ $	120,000129,150110,000 60,000	-0- -0- -0- -0-	$879,000 $4,162,400 $3,380,050 $282,500	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	-0- -0- -0- -0-	$$$ $	999,000 4,291,5503,490,050 342,500

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

As of December 31, 2015 we have one full time employee, and plan to employ more qualified employees in the near future.  On March 4, 2013 we renewed and amended the original three year employment agreement dated March 10, 2010, which had expired. We entered into a new three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

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

Employment Agreements

On March 10, 2010, renewed on March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. For the years ending December 31, 2015 and 2014, the Company awarded stock valued at $879,000 and $4,162,400 by the issuance of 648,050,000 and 149,965,000 common shares, respectively.

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

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 240 Windsor Ridge #36 New Castle, PA 16105	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	650,001,007	61%

* based on 1,067,237,234 shares issued and outstanding as of December 31, 2015

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2015, Mr. DeAngelis beneficially owns 650,001,007 shares of common stock.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  D'Arelli Pruzansky, PA provided services for the years ended December 31, 2015 and 2014.

QuickLink to Table of Contents

QuickLink to Financial Statements

	December 31,
	2015	2014

Audit Fees	$22,000	$20,000
Audit-Related Fees	6,500	6,500
Tax Fees	-	-
All Other Fees	-	-
Total	$28,500	$26,500

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and review fees paid to the auditors with respect to 2015 were pre-approved by the entire Board of Directors.  There were no consultation or tax fees paid to our auditors.

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

3.1a	Amended and Restated Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1a to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1b	Articles of Amendment to Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1b to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1c	Articles of Amendment to Articles of Incorporation Filed on May 22, 2013 as Exhibit 3.1c to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1d	Articles of Amendment to Articles of Incorporation Filed on December 4, 2013 as Exhibit 3.1d to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1e	Articles of Amendment to Articles of Incorporation Filed on April 6, 2014 as Exhibit 3.1e to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1f	Articles of Amendment to Articles of Incorporation Filed on July 9, 2014 as Exhibit 3.1f to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1g	Articles of Amendment to Articles of Incorporation Filed on October 23, 2014 as Exhibit 3.1g to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1h	Articles of Amendment to Articles of Incorporation Filed on November 7, 2014 as Exhibit 3.1h to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1i	Articles of Amendment to Articles of Incorporation Filed on January 12, 2015 as Exhibit 3.1i to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1j

Articles of Correction to Articles of Amendment to Articles of Incorporation, January 19, 2015

Filed on February 9, 2015 as Exhibit 3.1j to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.

3.1k	Articles of Amendment to Articles of Incorporation Filed on February 9, 2015 as Exhibit 3.1k to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1l	Articles of Amendment to Articles of Incorporation Filed on March 13, 2015 as Exhibit 3.1l to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1m	Articles of Amendment to Articles of Incorporation Filed on June 1, 2015 as Exhibit 3.1m to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1n	Articles of Amendment to Articles of Incorporation Filed on July 17, 2015 as Exhibit 3.1n to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1o	Articles of Amendment to Articles of Incorporation Filed on August 24, 2015 as Exhibit 3.1o to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1p	Articles of Amendment to Articles of Incorporation Filed on January 19, 2016 as Exhibit 3.1p to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
10.1

Robert DeAngelis Employment Agreement

Filed on July 27, 2011, as Exhibit 10.1 to the registrant’s amended Registration Statement on Form S-1/A (File No. 333-174905) and incorporated herein by reference

10.2	Robert DeAngelis Employment Agreement, Revised March 4, 2013 Filed herewith
10.3	Robert DeAngelis Employment Agreement, Revised March 4, 2016 Filed herewith
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101**

Financial statements from the annual report on Form 10-K of Real Estate Contacts, Inc. for the year ended December 31, 2015, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

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

Real Estate Contacts, Inc.

Dated: April 13, 2016	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Robert DeAngelis	President	April 13, 2016
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director