Form 10-K/A
period 2015-12-31
Real Estate Contacts, Inc.
filed 2016-04-15
CIK 1520528

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

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

QuickLink to Table of Contents

QuickLink to Financial Statements

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015 is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to this Amendment No. 1 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2015.

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