Form 10-Q
period 2016-03-31
Real Estate Contacts, Inc.
filed 2016-05-16
CIK 1520528

QuickLink to Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

As of May 13, 2016 there are 1,067,237,234 shares par value $0.00001 of the issuer’s common stock issued and outstanding.

QuickLink to Table of Contents

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

QuickLink to Table of Contents

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	March 31,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash	$449	$280
Total current assets	449	280

Website development costs, net of accumulated
amortization and impairment of $148,642, respectively	-	-
Total assets	$449	$280

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$8,092	$5,592
Accrued expenses	113,795	96,175
Accrued payroll taxes and related expenses	539,764	537,171
Derivative liability	584,018	485,142
Due to principle shareholder, related party	131,440	101,440
Notes payable, principle shareholder, related party	25,750	20,250
Convertible notes payable	194,513	196,865
Total current liabilities	1,597,372	1,442,635
Total liabilities	1,597,372	1,442,635

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 1,499,000,000 shares authorized; 1,067,237,234 shares issued and outstanding	10,672	10,672
Additional paid-in capital	14,942,496	14,942,196
Accumulated deficit	(16,550,091)	(16,395,223)
Total stockholders' deficit	(1,596,923)	(1,442,355)

Total Liabilities and Stockholders' Deficit	$449	$280

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Revenues	$-	$199

Operating expenses:
Selling expenses	-	2,506
Compensation and related costs	32,593	1,231,426
Professional	2,600	9,236
General and administrative	1,032	14,587
Amortization	-	6,543
Total operating expenses	36,225	1,264,298

Net loss from operations	(36,225)	(1,264,099)

Other income (expense):
Interest expense	(39,673)	(79,139)
Change in fair value of derivative liability	(98,876)	318,322
Gain on extinguishment of debt	19,906	-
Total other income (expense)	(118,643)	239,183

Net loss before provision for income taxes	(154,868)	(1,024,916)

Provision for income taxes	-	-

Net loss	$(154,868)	$(1,024,916)

Loss per share, basic and dilutive	$(0.00)	$(0.07)

Weighted average shares outstanding, basic and dilutive	1,067,237,234	15,558,959

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(154,868)	$(1,024,916)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization	-	6,543
Stock based compensation	-	1,140,000
Penalty charges added to convertible notes balance	7,546	-
In kind contribution of rent	300	-
Amortization of debt discounts and financing costs	-	37,423
Change in fair value of derivative liability	98,876	(318,322)
Gain on extinguishment of debt	(19,906)	-
Changes in assets and liabilities:
Accounts payable	2,500	(20,414)
Accrued expenses	29,628	122,618
Accrued salaries, principle shareholder	32,593	9,250
Net Cash Used in Operating Activities	(3,331)	(47,818)

Cash Flows from Financing Activities:
Proceeds from notes and advances, principal shareholder	5,500	-
Repayments of notes and advances, principal shareholder	(2,000)	-
Net Cash (Used in) Provided by Financing Activities	3,500	-

Net increase (decrease) in cash	169	(47,818)
Cash at beginning of period	280	71,378
Cash at end of period	$449	$23,560

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Settlement of convertible notes in exchange for common shares	$-	$175,986
Settlement of accrued interest in exchange for common shares	$-	$4,565
Settlement of accounts payable in exchange for convertible notes	$20,775	$20,775

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2016

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Our reclassifications were made to common stock and additional paid in capital, due to reverse splits in 2014 and 2015, which were retroactively adjusted to presentations of the 2015 balance sheet.  These reclassifications had no effect on reported losses.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2016.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

Cash and Cash Equivalents

The majority of cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either March 31, 2016 or as of December 31, 2015.

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

The Company placed its main website (www.realestatecontacts.com) into service prior to 2008, with a redesign of the website in 2015. Our video website channel (www.realestatevideochannels.com) and our other website (www.realestatevideowebsites.com) were shut down in September 2015 by the website hosting company. All costs associated with these websites are subject to straight-line amortization over there expected useful life, a five year period.

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

Due to multiple issues with our programmer, who hosts our website, management believes that the website may not be functional to the required specification.  Management believes that significant modifications may be necessary.  Based on the information available to management, in consideration of all issues, an impairment loss of $92,449 was recognized in the quarter ended December 31, 2015 for the carrying value of the website development costs.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2015, tax years ended December 31, 2014, 2013, and 2012 are still potentially subject to audit by the taxing authorities.

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2016 there were approximately 6,100,523,000 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company has a history of losses and has incurred a net loss for the three month period ending March 31, 2016 of $154,868. Additionally, the Company has negative working capital of approximately $1.6 million at March 31, 2016, along with an accumulated deficit of approximately $16.5 million and a stockholders’ deficit of approximately $1.6 million and negative operating cash flows of approximately $3,300 for the three months ended March 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the three months ending March 31, 2016 and 2015, the Company recorded compensation expense in the amount of $30,000 and $30,000, respectively.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of March 31, 2016, the Company owed $131,440.  There are no repayment terms to these advances and deferrals.  The Company has accrued interest at a minimal variable rate, currently 3%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

Additionally, the majority shareholder has advanced funds, in the form of promissory notes, in the amount of $25,750 as of March 31, 2016. These promissory notes mature and are payable in six months from the date issued and have a minimal stated interest.  Interest is accrued at 3% on these notes.

Total interest accrued on these advances and notes is $9,983 as of March 31, 2016.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the three months ended March 31, 2016 and 2015, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300 and $0 for the three months ended March 31, 2016 and 2015, respectively. The rental value provided has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the three months ended March 31, 2016 and 2015, the Company issued nil and 48,500,000 shares, respectively, of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $0 and $1,140,000 in compensation expense.

5.

Accrued Liabilities

Accrued expenses consist of:

	March 31, 2016	December 31, 2015
Accrued professional fees	$22,000	$24,500
Accrued interest	91,795	71,675
Accrued payroll taxes, penalties and interest (a)	539,764	537,171
Total accrued expenses	$653,559	$633,346

(a)  The Company has paid or accrued compensation to its Chief Executive Officer totaling $30,000 and $1,140,000 during the three month periods ending March 31, 2016 and 2015, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the compensation and related taxes, along with the estimated interest and penalties of $539,764 and $537,171 at March 31, 2016 and December 31, 2015, respectively.

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.  As of March 31, 2016 and December 31, 2015, there was no deferred revenue.

6.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Debt

	March 31, 2016	December 31, 2015

Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, including delinquency penalties* of $35,495 and $27,949, respectively, net of  unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $0 and $0, respectively. All notes are in default as of March 31, 2016.

	194,513	196,865
Total	$ 194,513	$ 196,865

*Delinquency Penalties: Under the terms of the convertible debt agreements there are certain default provisions related to timely financial filings and insufficiency of authorized shares available to be issued.  The default provisions may or may not be enforced at the discretion of the lender.  The Company has recognized additional interest expense and increased the principal balances of the notes for the potential assertions available to the lenders.

Summary of convertible note transactions:

March 31, 2016
Convertible notes, December 31	$196,865
Addition due to debt agreement default provisions	7,546
Payments and adjustments	(9,898)
Convertible notes, March 31	$194,513

7.

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

A derivative liability, in the amount of $584,018 has been recorded, as of March 31, 2016, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.59%
Expected lives (years)	1.324
Expected price volatility	485.4%
Forfeiture Rate	0.0%

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

The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At March 31, 2016, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

	Carrying Value	Level 1	Level 2	Level 3
Derivative Liabilities	$ 584,018	$ -	$ -	$ 584,018
Total Derivative Liabilities	$ 584,018	$ -	$ -	$ 584,018

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of March 31, 2016:

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three month period ending March 31, 2016:

Balance, December 31, 2015	$ 485,142
Total losses realized and included in net loss	98,876
Balance, March 31, 2016	$ 584,018

8.

Equity

Stock Compensation

During the three months ended March 31, 2016, the Company did not issue stock in the form of compensation.

The Company issued 4,850,000,000 shares of common stock to the Chief Executive Officer in exchange for services during the three months ending March 31, 2015.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,140,000 in compensation expense.

Conversions of debt

During the three months ended March 31, 2016, the Company did not issue shares in connection with its convertible notes.

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $19,397 and accrued interest of $2,509 for consideration of $2,000, resulting in a gain on settlement of $19,906.

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

Other

During the three month periods ended March 31, 2016 and 2015 the Company recorded in-kind contributions for rent expense in the amount of $300 and $0, respectively.

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

9.

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

There were no operating or capital lease commitments as of March 31, 2016 and March 31, 2015.

10.

Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

For the three months ended March 31, 2016 compared to March 31, 2015

Results of Operations

Revenues generated were $0, and $199 for the three month periods ended March 31, 2016 and 2015, respectively. Revenue was generated from annual subscription dues.

Operating expenses were $36,225 and $1,264,298 for the three month periods ended March 31, 2016 and 2015, respectively. The Company recorded non-cash expenses related to compensation, in the amount of $0 and $1,140,000 for the three months ending March 31, 2016 and 2015, respectively. For the three months ending March 31, 2016, the company recorded a gain on the extinguishment of debt in the amount of $19,906, also a non-cash charge. The decrease is largely attributable to reduced stock-based compensation to the sole executive officer and director and related payroll taxes, penalties and interest.  Stock-based compensation is recognized as expense at the fair market value on the date of grant.    We anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

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

At March 31, 2016, the Company has cash in the amount of $449.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At March 31, 2016, we have a negative working capital of $1,596,923 and we have used cash of $3,331 in our operating activities.

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

We anticipate that depending on market conditions and our plan of operations, we may incur significant continuing operating losses in the foreseeable future.  Therefore, our auditors have raised substantial doubt about our ability to continue as a going concern.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended March 31, 2016, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: May 16, 2016	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director