Form 10-Q/A
period 2016-03-31
Real Estate Contacts, Inc.
filed 2016-05-16
CIK 1520528

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

QuickLink to Table of Contents

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2016

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to the Registrant’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016.  Other than this Explanatory Note, no other changes were made to this Report.

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