Form 10-Q
period 2016-06-30
Real Estate Contacts, Inc.
filed 2016-08-22
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAL ESTATE CONTACTS, INC.

 (Exact name of registrant as specified in charter)

Florida	000-54845	59-3800845
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

8878 Covenant Avenue, Suite 209

Pittsburgh, PA.  15237

 (Address of principal executive offices)

_______________

(724) 656-8886

 (Registrant’s telephone number, including area code)

_______________

8955 US Highway 301 N., No. 192

 Parrish, Florida  34219

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

As of August 10, 2016 there are 106,724 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Real Estate Contacts, Inc.
Balance Sheets

	June 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash	$170	$280
Total current assets	170	280

Total assets	$170	$280

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$9,789	$5,592
Accrued expenses	131,165	96,175
Accrued salaries, payroll taxes and related expenses	601,850	537,171
Derivative liability	368,405	485,142
Due to principle shareholder, related party	134,660	101,440
Notes payable, principle shareholder, related party	31,250	20,250
Convertible notes payable	154,613	196,865
Total current liabilities	1,431,732	1,442,635
Total liabilities	1,431,732	1,442,635

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Preferred Stock B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 249,000,000 shares authorized; 106,724 shares issued and outstanding	1	1
Additional paid-in capital	14,976,981	14,952,867
Accumulated deficit	(16,408,544)	(16,395,223)
Total stockholders' deficit	(1,431,562)	(1,442,355)

Total Liabilities and Stockholders' Deficit	$170	$280

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$-	$-	$-	$199

Operating expenses:
Selling expenses	-	3,232	-	5,738
Compensation and related costs	32,087	32,340	64,680	1,263,766
Professional	10,389	4,000	12,989	13,236
General and administrative	5,605	3,538	6,637	18,125
Amortization	-	7,350	-	13,893
Total operating expenses	48,081	50,460	84,306	1,314,758

Net loss from operations	(48,081)	(50,460)	(84,306)	(1,314,559)

Other income (expense):
Interest expense	(18,788)	(20,978)	(58,461)	(100,117)
Change in fair value of derivative liability	192,099	8,650	93,223	326,972
Gain on extinguishment of debt	16,317	-	36,223	-
Total other income (expense)	189,628	(12,328)	70,985	226,855
Net gain/(loss) before provision for income taxes	141,547	(62,788)	(13,321)	(1,087,704)

Provision for income taxes	-	-	-	-

Net gain/(loss)	$141,547	$(62,788)	$(13,321)	$(1,087,704)

Gain/(loss) per share, basic and dilutive	$1.33	$(10.18)	$(0.12)	$(280.70)

Weighted average shares outstanding, basic and dilutive	106,720	6,167	106,720	3,875

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net loss	$(13,321)	$(1,087,704)
Adjustment to reconcile net loss to net
cash provided by operations:
Amortization	-	13,893
Stock based compensation	-	1,140,000
In kind contribution of rent	600	-
Amortization of debt discounts and financing costs	-	57,610
Change in fair value of derivative liability	(93,223)	(326,972)
Gain on extinguishment of debt	(36,223)	-
Changes in assets and liabilities:
Accounts payable	4,197	(40,214)
Accrued expenses	34,990	135,549
Accrued salaries, payroll taxes and related expenses	64,679	-
Due to principal shareholder	32,191	33,750
Net Cash Used in Operating Activities	(6,110)	(74,088)

Cash Flows from Financing Activities:
Proceeds from notes and advances, principal shareholder	11,000	5,000
Repayments of notes payable	(5,000)	-
Net Cash Provided by Financing Activities	6,000	5,000

Net increase (decrease) in cash	(110)	(69,088)
Cash at beginning of period	280	71,378
Cash at end of period	$170	$2,290

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures
Reclassification to additional paid in capital upon settlement of notes payable	$23,514	$-
Settlement of convertible notes in exchange for common shares	$-	$90,830
Settlement of accrued interest in exchange for common shares	$-	$4,641
Settlement of accounts payable in exchange for convertible notes	$-	$20,775

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the six months ended June 30, 2016

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

Real Estate Contacts, Inc. intends to provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website (www.realestatecontacts.com).

The Company is in the first stage of development for our new national real estate website, (www.realestatecontacts.com).  We plan to build, design and launch a real estate website that will consist of local community city pages that feature real estate agents, brokers, and offices on an exclusive basis.  Each one of our “Real Estate Contacts” would be featured exclusively in the city that they work and include a profile page and a community page.

The Company’s business is conducted solely within the Internet.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

For further information, refer to Real Estate Contacts, Inc.’s (the “Company”) audited financial statements and notes thereto included in the year ended December 31, 2015 Form 10K filed with the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 1,000 reverse stock split, effective June 10, 2014, a 1 for 10 reverse stock split, effective January 21, 2015, a 1 for 100 reverse stock split effective June 15, 2015, and a 1 for 10,000 reverse stock split of outstanding common stock, effective July 15, 2016.

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

Reclassifications

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Our reclassifications were made to common stock and additional paid in capital, due to reverse splits in 2016 and 2015, which were retroactively adjusted to presentations of the 2016 and 2015 balance sheet.  Additional reclassifications were made to accrued interest and the convertible note principal balances to reclassify interest default penalties incurred from convertible note payable balances to accrued interest. These reclassifications had no effect on reported losses.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2016.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either June 30, 2016 or as of December 31, 2015.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2016 there were approximately 585,400 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company has a history of losses and has an accumulated deficit from inception of approximately $16 million. Additionally, the Company has negative working capital of approximately $1.4 million at June 30, 2016, a stockholders’ deficit of approximately $1.4 million, and negative operating cash flows of approximately $6,110 for the six months ended June 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the six months ending June 30, 2016 and 2015, the Company recorded compensation expense in the amount of $60,000 and $60,000, respectively.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of June 30, 2016, the Company owed $134,660.  There are no repayment terms to these advances and deferrals.  The Company has accrued interest at a minimal variable rate, currently 3%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

Additionally, the majority shareholder has advanced funds, in the form of promissory notes, in the amount of $31,250 as of June 30, 2016. These promissory notes mature and are payable in six months from the date issued and have a minimal stated interest.  Interest is accrued at 3% on these notes.

Total interest accrued on these advances and notes is $15,728 as of June 30, 2016.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the six months ended June 30, 2016 and 2015, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $600 and $0 for the six months ended June 30, 2016 and 2015, respectively. The rental value provided has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

During the six months ended June 30, 2016 and 2015, the Company issued nil and 48,500,000 shares, respectively, of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $0 and $1,140,000 in compensation expense.

5.

Accrued Liabilities

Accrued expenses consist of:

	June 30, 2016	December 31, 2015
Accrued professional fees	$9,789	$5,592
Accrued interest	131,165	96,175
Accrued salaries, payroll taxes, and related expenses(a)	601,850	537,171
Total accrued expenses	$742,804	$638,938

(a)  The Company has paid or accrued compensation to its Chief Executive Officer totaling $60,000 and $1,200,000 during the six month periods ending June 30, 2016 and 2015, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the compensation and related taxes, along with the estimated interest and penalties of $601,850 and $537,171 at June 30, 2016 and December 31, 2015, respectively.

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.  As of June 30, 2016 and December 31, 2015, there was no deferred revenue.

7.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Debt

	June 30, 2016	December 31, 2015

Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts attributable to derivative liabilities, and deferred financing costs in the amount of $0 and $0, respectively. Notes in default as of June 30, 2016 totaled $53,409 and *delinquency penalties have been assessed accordingly.

	154,613	171,964
Total	$ 154,613	$ 171,964

*Delinquency Penalties

Under the terms of the convertible debt agreements there are certain default provisions related to timely financial filings and insufficiency of authorized shares available to be issued.  The default provisions may or may not be enforced at the discretion of the lender.  The Company has recognized additional interest expense and increased accrued interest for the potential interest penalty clauses available to the lenders.

Summary of convertible note transactions:

June 30, 2016
Convertible notes, December 31	$171,964
Payments and adjustments	(17,351)
Convertible notes, June 30	$154,613

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

A derivative liability, in the amount of $368,405 has been recorded as of June 30, 2016, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.45%
Expected lives (years)	1.561
Expected price volatility	140,6%
Forfeiture Rate	0.0%

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

The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At June 30, 2016, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

	Carrying Value	Level 1	Level 2	Level 3
Derivative Liabilities	$368,405	$-	$-	$368,405
Total Derivative Liabilities	$368,405	$-	$-	$368,405

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of June 30, 2016.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six month period ending June 30, 2016:

Balance, December 31, 2015	$485,142
Reclassification to additional paid in capital upon settlement of notes payable	(23,514)
Total gains realized and included in net income	(93,223)
Balance, June 30, 2016	$368,405

9.

Equity

Stock Compensation

During the six months ended June 30, 2016, the Company did not issue stock in the form of compensation.

The Company issued 4,850,000,000 shares of common stock to the Chief Executive Officer in exchange for services during the six months ended June 30, 2015.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,140,000 in compensation expense.

Conversions of debt

During the six months ended June 30, 2016, the Company did not issue shares in connection with its convertible notes.

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $19,397 and accrued interest of $7,795 for consideration of $2,000, resulting in a gain on settlement of $25,192.

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

Other

During the six month periods ended June 30, 2016 and 2015 the Company recorded in-kind contributions for rent expense in the amount of $600 and $0, respectively.

The Company’s Board of Directors approved reverse stock splits of: 1 for 1,000 on June 10, 2014; 1 for 10 on January 21, 2015; and 1 for 100 on June 15, 2015, and a 1 for 10,000 reverse stock split of your outstanding common stock, effective July 15, 2016.  All shares have been retroactively restated for this reverse stock split.

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

On January 14, 2016, the Company filed Articles of Amendment with the Secretary of State of Florida decreasing the authorized capital of the Company from One Billion Five Hundred Million (1,500,000,000) Shares to One Million One Hundred Forty-Nine Thousand Nine Hundred (1,149,900) shares. This consisted of 500,000 shares of preferred stock, Series A, par value $0.0001per share; 500,000 shares of preferred stock, Series B, par value $0.001 per share, and 149,900 shares of Common Stock, par value $0.00001 per shares. This was done in anticipation of a 1 for 10,000 reverse stock split which became effective July 15, 2016.   The financial statements for all periods presented have been retroactively adjusted to reflect this stock split.

On July 20, 2016, the Board of Directors recommended and the majority shareholder (holding 61% of the voting shares) voted in favor of increasing the authorized capital of the Company from One Million One Hundred Forty-Nine Thousand Nine Hundred (1,149,900) Shares to Two Hundred Fifty Million (250,000,000) shares, to be effective July 20, 2016.  No change was made to the number of preferred shares authorized.  Accordingly, as of July 20, 2016, the total authorized capital of the Company will be comprised of Two Hundred Forty Nine Million (249,000,000) shares of common stock, par value $0.00001 per share; 500,000 (Five Hundred Thousand) shares of Preferred Stock, Series A, par value $0.0001 per share; and 500,000 (Five Hundred Thousand)

shares of Preferred Stock, Series B, par value $0.001 per share (see Note 11).The financial statements for all periods presented have been retroactively adjusted to reflect this recapitalization.

As of June 30, 2016, the total number of shares this corporation is authorized to issue is 250,000,000 (two hundred fifty million), allocated as follows among these classes and series of stock (see note 11):

Designation	Par value	Shares
Common	$0.00001	249,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, Series B	$0.001	500,000

No preferred shares have been issued.

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

There were no operating or capital lease commitments as of June 30, 2016 and June 30, 2015.

11.

 Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed except as described below.

On July 20, 2016, the Company increased its authorized capital (see Note 9).

On August 15, 2016, Amended and Restated Articles of Incorporation became effective.  The Board of Directors recommended and the majority shareholder (holding 61% of the voting shares) voted in favor of amending and restating the Articles of Incorporation to designate the voting privileges, preferences, limitations, and relative rights of the Company’s Preferred Stock titled as Series A.  They were effective on August 15, 2016.  Pursuant to the Articles, no shareholder vote was required for this designation.  A Preliminary Schedule 14C Information Statement was filed with the SEC on July 26, 2016.

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

Plan of Operations

Our plan of operation is to operate a real estate search engine portal website. We want to position our company as the first of its kind national real estate search engine/social community/media network that matches buyers, sellers, brokers, and professionals anywhere in the world.

What makes us different?

Real Estate professionals use the internet to generate leads.  The top sources of internet leads are company and agent websites. Each real estate professional on our website will be the EXCLUSIVE agent in the city that they service in and will have their own profile page that contains the agent’s information and bios with links to their listings.  Each agent will also have their own exclusive community city page that will feature write ups about their community, photo galleries, interactive maps, several links to include demographics, community services, advertising banners from various other local businesses that work in the real estate field such as local mortgage brokers, title companies, real estate attorneys, contractors, among others in the real estate profession.

Products and Services

Our real estate search website, www.RealEstateContacts.com, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the www.RealEstateContacts.com portal website.

We aim to offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on www.RealEstateContacts.com for a yearly fee.

We believe our services will empower consumers and drive more business for real estate professionals as well as small business owners.  Participating real estate brokers, offices and agents receive coverage in the cities, areas and territories that they service.

The Company plans to generate its revenue from selling advertising to real estate professionals on our real estate portal.

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

For the three months ended June 30, 2016 compared to June 30, 2015

The Company earned no revenues for the three month periods ended June 30, 2016 and 2015, respectively.

Operating expenses were $48,081 and $50,460 for the three month periods ended June 30, 2016 and 2015, respectively.  For the three months ended June 30, 2016, the company recorded a gain on the extinguishment of debt in the amount of $16,317 as compared to $0 for the prior six months ended June 30, 2015. Interest expense was $18,788 and $20,978 for the three months ended June 30, 2016 and 2015, respectively.  The Company also recorded gains related to the change in the fair value of its derivative liabilities in the amounts of $192,099 and $8,650, respectively.

For the six months ended June 30, 2016 compared to June 30, 2015

Results of Operations

Revenues generated were $0, and $199 for the six month periods ended June 30, 2016 and 2015, respectively. Revenue was generated from annual subscription dues.

Operating expenses were $84,306 and $1,314,758 for the six month periods ended June 30, 2016 and 2015, respectively. The Company recorded non-cash expenses related to compensation, in the amount of $0 and $1,140,000 for the six months ending June 30, 2016 and 2015, respectively. For the six months ending June 30, 2016, the company recorded a gain on the extinguishment of debt in the amount of $36,223, also a non-cash charge. The decrease in operating expenses is largely attributable to reduced stock-based compensation to the sole executive officer and director and related payroll taxes, penalties and interest. We anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

For the six months ended June 30, 2016, the company recorded a gain on the extinguishment of debt in the amount of $36,223 as compared to $0 for the prior six months ended June 30, 2015. Interest expense was $58,461 and $100,117 for the six months ended June 30, 2016 and 2015, respectively.  The Company also recorded gains related to the change in the fair value of its derivative liabilities in the amounts of $92,223 and $326,972, respectively.

Capital Resources and Liquidity

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders. We believe we can currently satisfy our cash requirements for the next six months with our expected capital to be raised in private placement and sales of our common stock. Additionally, we will begin to use our common stock as payment for certain obligations and to secure work to be performed.

At June 30, 2016, the Company has cash in the amount of $170.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At June 30, 2016, we have a negative working capital of $1,431,562 and we have used cash of $6,110 in our operating activities.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended June 30, 2016, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: August 22, 2016	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director