Form 10-Q
period 2016-09-30
Real Estate Contacts, Inc.
filed 2016-11-17
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Pittsburgh, PA 15237

 (Address of principal executive offices)

_______________

(724) 656-8886

 (Registrant’s telephone number, including area code)

_______________

8955 US Highway 301 N., No. 192

 Parrish, Florida  34219

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer. o	Accelerated filer.o
Non-accelerated filer.o (Do not check if a smaller reporting company)	Smaller reporting company.x

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes o No x

As of November 14, 2016 there are 246,724 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

Real Estate Contacts, Inc.

Contents

Real Estate Contacts, Inc.
Balance Sheets

	September 30,	December 31,
	2016	2015
	(unaudited)
Assets
Current assets
Cash	$314	$280
Total current assets	314	280

Total assets	$314	$280

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$19,263	$5,592
Accrued interest	138,033	96,175
Accrued salaries, payroll taxes and related expenses	544,188	537,171
Derivative liability	576,757	485,142
Due to principle shareholder, related party	57,707	101,440
Notes payable, principle shareholder, related party	31,250	20,250
Convertible notes payable	154,613	196,865
Total current liabilities	1,521,811	1,442,635
Total liabilities	1,521,811	1,442,635

Commitments and Contingencies (Note 10)

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; 50,935 and 0 issued and outstanding, respectively	5	-
Preferred Stock B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 249,000,000 shares authorized; 246,724 and 106,724 shares issued and outstanding, respectively	2	1
Additional paid-in capital	15,147,775	14,952,867
Accumulated deficit	(16,669,279)	(16,395,223)
Total stockholders' deficit	(1,521,497)	(1,442,355)

Total Liabilities and Stockholders' Deficit	$314	$280

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Revenues	$-	$-	$-	$199

Operating expenses:
Selling expenses	-	1,318	-	7,056
Compensation and related costs	32,340	188,570	97,018	1,452,336
Professional	12,475	5,600	25,464	18,836
General and administrative	701	9,309	7,340	27,434
Amortization	-	7,542	-	21,435
Impairment of website	-	92,449	-	92,449
Total operating expenses	45,516	304,788	129,822	1,619,546

Net loss from operations	(45,516)	(304,788)	(129,822)	(1,619,347)

Other income (expense):
Interest expense	(6,868)	(10,910)	(65,328)	(111,027)
Change in fair value of derivative liability	(208,352)	34,508	(115,129)	361,480
Gain on extinguishment of debt	-	-	36,223	-
Total other income (expense)	(215,220)	(23,598)	(144,234)	250,453
Net income/(loss) before provision for income taxes	(260,736)	(281,190)	(274,056)	(1,368,894)

Provision for income taxes	-	-	-	-

Net income/(loss)	$(260,736)	$(281,190)	$(274,056)	$(1,368,894)

Income/(loss) per share, basic and dilutive	$(2.09)	$(5.09)	$(2,43)	$(64,61)

Weighted average shares outstanding, basic and dilutive	124,992	55,251	112,852	$21,188

The accompanying notes are an integral part of these unaudited financial statements.

Real Estate Contacts, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
	2016		2015

Cash Flows from Operating Activities:
Net loss		$(274,056)	$(1,368,894)
Adjustment to reconcile net loss to net cash provided by operations:
Amortization		-	21,435
Impairment of website		-	92,449
Stock based compensation		-	1,290,000
In kind contribution of rent		900	-
Amortization of debt discounts and financing costs		-	42,771
Change in fair value of derivative liability		115,129	(361,480)
Gain on extinguishment of debt		(36,223)	-
Changes in assets and liabilities:
Accounts payable		(2,592)	(19,439)
Accrued expenses		57,092	147,594
Accrued salaries, payroll taxes and related expenses		7,017	90,000
Due to principal shareholder		121,767	-
Net Cash Used in Operating Activities		(10,966)	(65,564)

Cash Flows from Financing Activities:
Proceeds from notes and advances, principal shareholder		11,000	21,075
Repayments of notes payable		(5,000)	(26,635)
Cash proceeds from the sale of common stock		5,000	-
Net Cash Provided by Financing Activities		11,000	(5,560)

Net increase (decrease) in cash		34	(71,124)
Cash at beginning of period		280	71,378
Cash at end of period		$314	$254

Supplemental cash flow information:
Interest paid		$-	$-
Taxes paid		$-	$-

Non-cash disclosures
Reclassification of derivative liability to additional paid in capital upon settlement of notes payable		$23,514	$-
Settlement of convertible notes in exchange for common shares		$-	$90,830
Settlement of accrued interest in exchange for common shares		$-	$4,641
Reduction of amount due to principal stockholder and cancellation of common stock in exchange for issuance of preferred stock	$	$ 165,500	$-

The accompanying notes are an integral part of these unaudited financial statements.

REAL ESTATE CONTACTS, INC.

Notes to the Financial Statements

(Unaudited)

For the nine months ended September 30, 2016

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2016 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2016.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2016.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either September 30, 2016 or as of December 31, 2015.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2016 there were approximately 589,713 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company has a history of losses and has an accumulated deficit from inception of approximately $16.7 million. Additionally, the Company has negative working capital of approximately $1.5 million at September 30, 2016, a stockholders’ deficit of approximately $1.5 million, and negative operating cash flows of approximately $10,966 for the nine months ended September 30, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company depends upon capital to be derived from future financing activities such as subsequent offerings of its common stock or debt financing in order to operate and grow the business. There can be no assurance that the Company will be successful in raising such capital. The key factors that are not within the Company's control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company's business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4.

Related Party Transactions

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed).The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the nine months ending September 30, 2016 and 2015, the Company recorded compensation expense in the amount of $90,000 and $90,000, respectively.

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of September 30, 2016, the Company owed $57,707.  There are no repayment terms to these advances and deferrals.  The Company has accrued interest at a minimal variable rate, currently 3%.  Management will periodically adjust this rate following guidelines of applicable federal rates.

Additionally, the majority shareholder has advanced funds, in the form of promissory notes, in the amount of $31,250 as of September 30, 2016. These promissory notes mature and are payable in six months from the date issued and have a minimal stated interest.  Interest is accrued at 3% on these notes.

Total interest accrued on these advances and notes is $20,451 as of September 30, 2016.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the nine months ended September 30, 2016 and 2015, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $900 and $0 for the nine months ended September 30, 2016 and 2015, respectively. The rental value provided has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

In August 2016, the sole director, Robert DeAngelis, accepted an offer to convert $165,500 of the Company’s existing indebtedness payable to Robert DeAngelis.  The transaction involved the issuance of 50,935 shares of the Company’s newly designated Series A Preferred Shares to Mr. DeAngelis and retiring 60,000 of his shares of common stock.  The value of the preferred stock issued was deemed to be equal to the converted indebtedness.

During the nine months ended September 30, 2016 and 2015, the Company issued nil and 48,500,000 shares, respectively, of common stock to the Chief Executive Officer in exchange for services.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $0 and $1,140,000 in compensation expense.

5.

Accrued Liabilities

Accrued expenses consist of:

	September 30, 2016	December 31, 2015
Accrued professional fees	$19,263	$5,592
Accrued interest	138,033	96,175
Accrued salaries, payroll taxes and related expenses (a)	544,188	537,171
Total accrued expenses	$701,484	$638,938

(a)  The Company has paid or accrued compensation to its Chief Executive Officer totaling $90,000 and $1,290,000 during the nine month periods ending September 30, 2016 and 2015, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the compensation and related taxes, along with the estimated interest and penalties of $544,188 and $537,171 at September 30, 2016 and December 31, 2015, respectively.

Deferred Revenue:

Deferred revenues are derived from the unearned portion of advertising subscriptions.  Advertising revenue is generated primarily from annual subscription transactions.  Revenue is earned ratably over the expired portion of the subscription term.  The unearned portion is deferred until earned through the passage of time based on the subscription term.  As of September 30, 2016 and December 31, 2015, there was no deferred revenue.

6.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Debt

	September 30, 2016	December 31, 2015

Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts attributable to derivative liabilities, and deferred financing costs in the amount of $0 and $0, respectively. Notes in default as of September 30, 2016 totaled $53,409 and *delinquency penalties have been assessed accordingly.

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

Summary of convertible note transactions:

September 30, 2016
Convertible notes, December 31	$171,964
Payments and adjustments	(17,351)
Convertible notes, September 30	$154,613

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

A derivative liability, in the amount of $576,757 has been recorded as of September 30, 2016, related to the above convertible notes. The derivative value was calculated using the Black-Scholes method. Assumptions used in the derivative valuation were as follows:

Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	.45%
Expected lives (years)	.697
Expected price volatility	569,1%
Forfeiture Rate	0.0%

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

The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At September 30, 2016, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

	Carrying Value	Level 1	Level 2	Level 3
Derivative Liabilities	$ 576,757	$ -	$ -	$ 576,757
Total Derivative Liabilities	$ 576,757	$ -	$ -	$ 576,757

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of September 30, 2016:

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine month period ending September 30, 2016:

Balance, December 31, 2015	$485,142
Reclassification to additional paid in capital upon settlement of notes payable	(23,514)
Total losses realized and included in net income	115,129
Balance, September 30, 2016	$576,757

8.

Equity

Common Stock

The Company has authorized 249,000,000 shares of Common stock, par value $0.00001, of which 246,724 and 101,889 shares were issued and outstanding as of September 30, 2016.

In September 2016, the Company issued 200,000 shares of common stock for cash to two investors.  The transactions were valued at $0.025 per share, totaling $5,000.

Preferred Stock, Series A

The Company has authorized 500,000 shares of Preferred, Series A stock, par value $0.0001, of which 50,935 and -0- shares were issued and outstanding as of September 30, 2016 and 2015, respectively.  Each share of Series A Preferred Stock has voting rights equal to 5,000 common shares.  There are no conversion features.

On August 29, 2016, the sole director accepted an offer to convert $165,500 of the existing indebtedness due to Robert DeAngelis and to cancel 60,000 of his shares of common stock in exchange for the issuance of 50,935 shares of the Company’s newly designated Series A Preferred Shares.

Stock Compensation

During the nine months ended September 30, 2016, the Company did not issue stock in the form of compensation.

The Company issued 64,800 shares of common stock to the Chief Executive Officer in exchange for services during the nine months ended September 30, 2015.  These shares were valued at the fair market value of the stock at the date of grant, resulting in the recognition of $1,290,000 in compensation expense.

Conversions of debt

During the nine months ended September 30, 2016, the Company did not issue shares in connection with its convertible notes.

On June 10, 2016, the Company settled a convertible note payable carrying a principal balance of $9,175 and accrued interest of $4,346 for consideration of $3,000, resulting in a gain on settlement of $11,031.

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

Other

During the nine month periods ended September 30, 2016 and 2015, the Company recorded in-kind contributions for rent expense in the amount of $900 and $0, respectively.

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

On January 14, 2016, the Company filed Articles of Amendment with the Secretary of State of Florida decreasing the authorized capital of the Company from One Billion Five Hundred Million (1,500,000,000) Shares to One Million One Hundred Forty-Nine Thousand Nine Hundred (1,149,900) shares. This consisted of 500,000 shares of preferred stock, Series A, par value $0.0001per share; 500,000 shares of preferred stock, Series B, par value $0.001 per share, and 149,900 shares of Common Stock, par value $0.00001 per share. This was done in anticipation of a 1 for 10,000 reverse stock split which became effective July 15, 2016.   The financial statements for all periods presented have been retroactively adjusted to reflect this stock split.

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

As of September 30, 2016, the total number of shares this corporation is authorized to issue is 250,000,000 (two hundred fifty million), allocated as follows among these classes and series of stock:

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

There were no operating or capital lease commitments as of September 30, 2016 and September 30, 2015.

10.

 Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed except as described below.

In the interest of full disclosure, the Company hereby discloses the following non-public information reported on a Form 8-K:

On November 15, 2016, the Company approved the signing of a non-binding Letter of Intent (“LOI”) for the acquisition of all assets, trade secrets, intellectual property, and proprietary information of Patriot Bioenergy Corporation, a Kentucky corporation.  If after a period of due diligence all terms and conditions are agreed and conditions to Closing are met, definitive agreements would be executed.  If Closing occurs as anticipated, these transactions would be dilutive to existing shareholders.  No assurance can be had that the above transactions will be satisfactorily concluded.  If these transactions are in fact concluded, the acquisitions will be reported in a report on Form 8-K.

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

For the three months ended September 30, 2016 compared to September 30, 2015

The Company earned no revenues for the three month periods ended September 30, 2016 and 2015, respectively.

Operating expenses were $45,516 and $304,788 for the three month periods ended September 30, 2016 and 2015, respectively and   interest expense was $6,868 and $10,910, respectively.  The Company recorded a loss of $208,352 on the change in the fair value of its derivative financing for the three months ended September 30, 2016, and recorded a gain of $34,508 for the three months ended September 30, 2015. The change is largely indicative of increased volatility in the fair value of the Company’s common stock.

For the nine months ended September 30, 2016 compared to September 30, 2015

Results of Operations

Revenues generated were $0, and $199 for the nine month periods ended September 30, 2016 and 2015, respectively. Revenue was generated from annual subscription dues.

Operating expenses were $129,822 and $1,619,546 for the nine month periods ended September 30, 2016 and 2015, respectively. The Company recorded non-cash expenses related to compensation, in the amount of $0 and $1,290,000 for the nine months ending September 30, 2016 and 2015, respectively. For the nine months ending September 30, 2016, the company recorded a gain on the extinguishment of debt in the amount of $36,223, also a non-cash charge. The decrease in operating expenses is largely attributable to reduced stock-based compensation to the sole executive officer and director and related payroll taxes, penalties and interest. We anticipate that our professional fees will remain significant as we maintain our compliance with our public reporting requirements.

For the nine months ended September 30, 2016, the company recorded a gain on the extinguishment of debt in the amount of $36,223 as compared to $0 for the prior nine months ended September 30, 2015. Interest expense was $65,328 and $111,027 for the nine months ended September 30, 2016 and 2015, respectively.  The Company recorded a loss of $115,129 on the change in the fair value of its derivative financing for the nine months ended September 30, 2016 as compared to a gain of $361,480 for the nine months ended September 30, 2015. The change is largely indicative of increased volatility in the fair value of the Company’s common stock.

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

At September 30, 2016, the Company has cash in the amount of $314.  The Company anticipates increasing revenue, which will mitigate partial cash flow deficiencies, however at the present time our revenues will not cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

At September 30, 2016, we have a negative working capital of $1,521,497 and we have used cash of $10,966 in our operating activities.

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
101*

Financial statements from the quarterly report on Form 10-Q of Real Estate Contacts, Inc. for the quarter ended September 30, 2016, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAL ESTATE CONTACTS, INC.

Dated: November 16, 2016	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director