Form 10-Q/A
period 2016-09-30
Real Estate Contacts, Inc.
filed 2016-11-17
CIK 1520528

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

REAL ESTATE CONTACTS, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2016

XBRL EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016, is to submit Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the Interactive Data Files relating to the Registrant’s Quarterly Report on Form 10-Q for the nine months ended September 30, 2016.  Other than this Explanatory Note, no other changes were made to this Report.

Pursuant to Rule 406T of Regulation S-T, the XBRL files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

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