Form 10-K
period 2016-12-31
REAC GROUP, INC.
filed 2017-04-17
CIK 1520528

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-174905

REAC GROUP, INC.

 (Exact name of small business issuer as specified in its charter)

Florida	59-3800845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8878 Covenant Avenue, Suite 209, Pittsburgh, Pa.	15237
(Address of principal executive offices)	(Zip Code)

(Former name, former address, if changed since last report (Real Estate Contacts, Inc.)
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

☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016: $41,722

Number of the issuer’s shares of Common Stock outstanding as of April 17, 2017:  48,053,085

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes  ☐ No ☑

ii

Financial Statements

iii

Financial Statements

PART I

ITEM 1.  BUSINESS

Background Information

REAC Group, Inc. ("The Company") was formed on March 10, 2005 under the name of Real Estate Contacts, Inc. as a Florida Corporation and is based in Pittsburgh, Pennsylvania. The company changed its name to REAC Group, Inc. effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. The company will provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals.

The company’s new website will offer exclusive cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

RealEstateContacts.com will serve as an internet portal that will feature a real estate search engine and a media network that directs consumers to receive more detailed information about agents, offices, current listings, homes for sale, commercial properties, mortgages, and foreclosures.

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

Our goal as a real estate portal is to send consumers to our real estate search site to view offices, brokers or agents current listings.  We are building a national online lead network for our real estate professionals.

Our mission is for our company to become one of the leading marketing partners to the real estate industry.

The company provides consumers the opportunity to view real estate listings, homes for sale, and agent and offices profiles in their local markets and in most markets and cities throughout the United States.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing website products.

Subsequent to the filing of this report, the Board of Directors authorized the Company to enter into the Green Sector.  The Company intends to bring additional value to its shareholders by becoming a leader in the alternative energy industrial agriculture biofuel business.  Made effective January 17, 2017, the Company acquired assets of Patriot Bioenergy Corporation, which is an alternative energy agriculture biofuel company specializing in the utilization of hemp.  The Company is currently evaluating whether the conditions for closing have been met.

REAC Group, Inc. will continue to introduce our operational progress and other corporate actions that will include our business plan, business model and plan of growth.

Business Operations

REAC Group, Inc., through their new website, will provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search Engine Website (www.realestatecontacts.com).

The Company’s new website is conducted solely within the Internet. Our company matches buyers, sellers, and real estate brokers’ agents and offices anywhere in the world.

Products and Services

The Company is currently designing a new website that will operate as a real estate search portal www.realestatecontacts.com that features the real estate professional’s profiles in their service areas.

Financial Statements

The Company’s marketing strategy is to feature the real estate professional’s profile on the RealEstateContacts.com portal website exclusively in the areas that they service and work in so potential home buyers can view current real estate listings and homes that are for sale. We will send homebuyers and sellers to our real estate website so they can view our real estate contacts profiles so our real estate professionals become focused on receiving good leads for their business.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

The driving of internet traffic is the key to any online marketing company. Our advertising campaign will be built around all internet related marketing concepts, such as search engine optimization, pay per clicks advertising, banner advertising, email marketing, and linking up to other real estate portals and directories.

We currently offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on www.RealEstateContacts.com for a yearly fee,

Our new website will set the stage to offer more services that empower consumers and drive more business for our real estate professionals as well as small business owners.

Participating real estate brokers, offices and agents receive EXCLUSIVE coverage in the cities, areas and territories that they service.  Consumers can find houses and foreclosures for sale in hundreds of U.S. cities and in their local market.

The company intends to generate its revenue from selling advertising to real estate professionals on our real estate portal.

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

REAC Group, Inc. was incorporated on March 10, 2005.  For the years ended December 31, 2016, and 2015, net losses were $5,465,973 and $1,396,800, respectively.   Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

Financial Statements

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

We are presently dependent, to a great extent, upon the experience, abilities and continued services of Robert DeAngelis, President and Director.  The loss of the service of Mr. DeAngelis could have a material adverse effect on our business, financial condition or results of operation.

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

Financial Statements

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

We have not filed for trademark protection with the United States Patent and Trademark Office regarding the use of the Company’s name, REAC Group, Inc.  Should we fail to file for protection of the Company’s name, we may be unable to adequately protect the use of our name, which would negatively affect the Company’s brand name and its ability to generate revenues.

The company’s officer and director has significant control over shareholder matters and the minority shareholders will have little or no control over the company’s affairs.

The Company’s officer/director currently owns approximately 20,005,002 shares (42%), as of April 17, 2017, of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

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

Financial Statements

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 250,000,000 shares of capital stock consisting of 249,000,000 shares of common stock, par value $.00001 per share, and 1,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock, par value $0.0001 per share (“Series A”), as per the amended and restated Articles of Incorporation, effective August 15, 2016.

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

ITEM 2.

PROPERTIES

Our principal executive office is located at 8878 Covenant Avenue, Suite 209, Pittsburgh, PA., 15237 and our telephone number is (724) 656-8886.  Office space is provided by our Chief Executive Officer at no charge.

Financial Statements

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

At the present time we have no outstanding options or warrants to purchase securities convertible into common stock.

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter market (OTC: BB) electronic quotation service under the symbol “REAC.”

	High*	Low*
Fiscal Year 2016
First quarter ended March 31, 2016	$1.00	$1.00
Second quarter ended June 30, 2016	$1.00	$1.00
Third quarter ended September 30, 2016	$1.00	$0.0200
Fourth quarter ended December 31, 2016	$3.55	$0.1101

Fiscal Year 2015
First quarter ended March 31, 2015	$0.0011	$0.0001
Second quarter ended June 30, 2015	$0.0001	$0.0008
Third quarter ended September 30, 2015	$0.0024	$0.0001
Fourth quarter ended December 31, 2015	$0.0002	$0.0001

* Share quotations retroactively restated for reverse stock splits of 10,000:1on July 15, 2016; 100:1 on June 15, 2015 and 10:1 on January 21, 2015

Approximate Number of Equity Security Holders

 As of December 31, 2016, there were approximately 53 certificate holders of record of the Company’s common stock.

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

Our real estate search website allows real estate professionals and consumers to interact through the internet as a business medium. The Company’s operating strategy is to feature real estate professional’s websites and profiles on the RealEstateContacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professionals’ website.  This format is called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

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

Financial Statements

Future financing may not be available to us on acceptable terms.  If debt financing is not available or not available on satisfactory terms, we may be unable to continue expanding our operations.  Equity financing will result in a dilution to existing shareholders.

Results of Operations

For the years ended December 31, 2016 and 2015.

Revenues

For the years ended; December 31, 2016 and 2015, we generated $0 and $199 in revenues.  Revenues have been limited as a result of the Company’s inability to utilize its non-functioning website.

Operating Expenses

Operating expenses were incurred in the amount of $5,189,788 and $1,248,538 for the years ended December 31, 2016 and 2015, respectively.  The increase was largely due to an increase in stock based compensation resulting from shares issued for services of $3,871,000. Additionally, there was an increase in general and administrative expenses of approximately $528,000, which is primarily due to stock valued at $550,000 issued in exchange for services  related to determining specific performance requirements necessary in further developing and installing software to its existing website; thereby restoring its full functionality.  We anticipate that our professional fees ($53,997 in 2016 vs $41,836 in 2015) will remain significant as we maintain compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $5,465,973 and $1,396,800 for the years ended December 31, 2016 and 2015, respectively.  The increased loss is largely due to significant increases in stock based compensation and the change in the fair value of our derivative financing. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

Liquidity and Capital Resources

The Company is currently financing its operations primarily through loans, equity sales and advances from shareholders.  These advances are being made to supplement any cash generated by the operating revenue.  We believe we can currently satisfy our cash requirements for the next twelve months with our current expected increase in revenue, and the expected capital to be raised in private placement and sales of our common stock.  Additionally, we will begin to use our common stock as payment for certain obligations and to secure work to be performed.  Management plans to continue to rely upon advances from shareholders until it has generated revenue through yearly advertising subscriptions.

The Company has negative working capital, in the amount of $1,832,770 as of December 31, 2016 and has used cash from operations of $11,175.  The Company received $5,000 in proceeds from the issuance of common stock for the year ended December 31, 2016 and none for the year ended December 31, 2015.

At December 31, 2016, the Company’s cash balance was $105.  The Company anticipates generating revenue, which will partially mitigate cash flow deficiencies; however, without revenue at the present time, we are unable to cover our cash requirements without relying upon loans and advances.  In consideration of the potential shortfall in adequate resources, management has disclosed its substantial doubt about its ability to continue as a going concern and our auditor has also expressed the same in their auditors’ report.

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

Financial Statements

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

Subsequent Events

In addition to operating its online real estate search portal, REAC Group, Inc., is seeking to become a leader in the alternative energy agriculture biofuel business. The Company executed an agreement to acquire certain assets of Patriot Bioenergy Corporation, a Kentucky corporation (“Patriot”), which is an alternative energy industrial agriculture biofuel company specializing in the utilization of hemp. Such assets included the rights, titles and interest in and to real property owned and/ or leased by Patriot.

On January 4, 2017, REAC Group, Inc., executed an Asset Purchase Agreement (“APA”) with Patriot, for the purchase of all of Patriot’s assets related to the business of operating a hemp processing and growth operation and selling hemp related products.    The Company is currently evaluating whether the conditions for closing have been met.

The assets to be purchased under the above agreement included the “Southern Hemp Company” brand name and related website owned by Patriot. On February 9, 2017, we filed a Report on Form 8-K reporting the signing of a non-binding Letter of Intent for the sale of our Southern Hemp Company brand to Hemp Inc., a Nevada corporation. On March 31, 2017, and pursuant to its terms, the LOI expired with no definitive or ancillary agreements being executed.

The Company has requested accounting records relating to the assets purchased in accordance with the APA’s conditions for closing, but Patriot has provided no such records.  Accordingly, the Company cannot allocate the purchase price among any specific assets purchased.  As a result, the Company is considering its options at this point.  However, in any event, the Company may be unable to reacquire the 50,000 shares issued for the purchase transaction, along with the 15,000,000 shares issued in November 2016 to five individuals currently employed by Patriot.

Common Shares issued for Repayment of Notes

In November 2016, the Company issued an aggregate of 7,600,000 shares of common stock, for a value of $76,000 in satisfaction of $7,629 in principal and $68,371 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In December 2016, the Company authorized the issuance of 139,906 shares of common stock, for a value of $22,735, in satisfaction of $16,659 in principal and $6,076 in interest on a convertible note payable.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Financial Statements

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2016 and 2015, which are contained in this filing, the Company’s 2016 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Financial Statements

ITEM 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements

REAC Group, Inc.

As of December 31, 2016 and 2015

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

REAC Group, Inc.

We have audited the accompanying balance sheets of REAC Group, Inc. (f/k/a Real Estate Contacts, Inc.) as of December 31, 2016 and 2015 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of REAC Group, Inc. as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred a net loss of approximately $5,470,000 for the year ended December 31, 2016, and the Company had an accumulated deficit of approximately $21,800,000, and a working capital deficit of approximately $1,800,000 at December 31, 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                         /s/ D’Arelli Pruzansky, P.A.

   Certified Public Accountants

Boca Raton, Florida

April 17, 2017

Financial Statements

REAC Group, Inc.

Balance Sheets

	December 31,	December 31,
	2016	2015

Assets
Current assets
Cash	$105	$280
Total current assets	105	280

Total assets	$105	$280

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$46,466	$5,592
Accrued interest	43,395	96,175
Accrued salaries, payroll taxes, and penalties and interest	793,998	537,171
Derivative liability	699,090	485,142
Due to principal shareholder	90,151	101,440
Notes payable to principal shareholder	31,250	20,250
Convertible notes payable	128,525	196,865
Total current liabilities	1,832,875	1,442,635
Total liabilities	1,832,875	1,442,635

Commitments and Contingencies (Note 12)

Stockholders' Deficit
Preferred Stock Series A $.0001 par value, 500,000 shares
authorized; 50,935 and no shares issued and outstanding, respectively	5	-
Preferred Stock, no designation,, 500,000 shares
authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 249,000,000 shares
authorized; 47,988,085 and 106,753 shares*
issued and outstanding, respectively	480	1
Additional paid-in capital	20,027,941	14,952,867
Accumulated deficit	(21,861,196)	(16,395,223)
Total stockholders' deficit	(1,832,770)	(1,442,355)
Total Liabilities and Stockholders' Deficit	$105	$280

* shares retroactively restated for reverse stock splits of 1:10,000 on July 15,2016; 1:100 on June 15, 2015; and 1:10 on January 21, 2015

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Statements of Operations

	For the Year Ended
	December 31,
		2016	2015

Revenues	$	---	$199

Operating expenses:
Selling expenses		---	6,158
Compensation		5,126,827	1,056,604
Professional		53,997	41,836
Rents and overhead		1,200	1,200
General and administrative		7,764	29,055
Amortization		---	21,435
Impairment of website		---	92,449
Total operating expenses		5,189,788	1,248,737

Net loss from operations		(5,189,788)	(1,248,538)

Other income/(expense)
Interest expense		(43,337)	(112,267)
Change in fair value of derivative liability		(269,071)	(8,052)
Gain on extinguishment of debt		36,223	18,133
Derivative liability expense		---	(46,076)

Net loss before provision for income taxes		(5,465,973)	(1,396,800)

Provision for income taxes		---	---

Net loss		$(5,465,973)	$(1,396,800)

Loss per share, basic and dilutive		$(1.10)	$(33.24)

Weighted average shares outstanding
basic and dilutive		4,985,143	42,018

* shares retroactively restated for reverse stock splits of 1:10,000 on July 15,2016; 1:100 on June 15, 2015; and 1:10 on January 21, 2015

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Statements of Changes in Stockholders’ Deficit

For the Years Ended December 31, 2016 and 2015

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Stockholders' Deficit

Balance as of December 31, 2014	-	$-	276	$-	$13,338,899	$(14,998,423)	$(1,659,524)

Common stock issued as compensation and for services	-	-	64,850	1	879,999	-	879,000

In-kind contribution of rent	-	-	-	-	1,200	-	1,200

Common stock issued for conversion of debt and interest	-	-	41,627	-	148,671	-	148,671

Resolution of derivative to additional paid in capital	-	-	-	-	585,098	-	585,098

Net Loss for the year	-	$-	-	-		(1,396,800)	(1,396,800)
Balance as of December 31, 2015	-	-	106,753	1	14,952,867	(16,395,223)	(1,442,355)

Fractional shares issued in reverse stock split	-	-	1,426	(1)	1	-	-

Common stock issued as compensation and for services	-	-	40,000,000	400	4,749,600	-	4,750,000

Common stock issued for cash	-	-	200,000	2	4,998	-	5,000

In-kind contribution of rent	-	-	-	-	1,200	-	1,200

Reclassification of derivative to additional paid in capital	-	-	-	-	55,123	-	55,123

Common stock issued for conversion of debt and interest	-	-	7,739,906	78	98,657	-	98,735

Issuance of Preferred Stock, Series A in exchange for cancellation of common stock and forgiveness of debt	50,935	5	(60,000)	(1)	165,496	-	165,500

Net loss for the year	-	-	-			(5,465,973)	(5,465,973)
Balance as of December 31, 2016	50,935	$5	47,988,085	$480	$20,027,941	$(21,861,196)	$(1,832,770)

* shares retroactively restated for reverse stock splits of 1:10,000 on July 15,2016; 1:100 on June 15, 2015; and 1:10 on January 21, 2015

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31,
		2016		2015

Cash Flows from Operating Activities:
Net loss		$(5,465,973)		$(1,396,800)
Adjustment to reconcile net loss to net
cash provided by operations:
Depreciation and amortization		---		21,345
Stock based compensation		4,750,000		879,000
In kind contribution of rent		1,200		1,200
Amortization of debt discounts and financing costs		---		112,269
Change in derivative liability		269,071		8,052
Impairment of website		---		92,449
Derivative liability expense		---		46,076
Gain on extinguishment of debt		(36,223)		(18,133)
Changes in assets and liabilities:
Accounts payable		40,874		(40,214)
Accrued interest		(17,462)		70,027
Accrued salaries, payroll taxes, penalties and interest		256,827		57,604
Due to principal shareholder		190,511		101,440
Net Cash Used by Operating Activities		(11,175)		(65,595)

Cash Flows from Financing Activities:
Proceeds from shareholder loans		11,000		1,500
Repayments of shareholder loans		---		(26,253)
Proceeds from loans and notes		---		20,250
Repayments of loans and notes		(5,000)		(1,000)
Proceeds from the issuance of common stock		5,000		---
Net Cash Provided by Financing Activities		11,000		(5,503)

Net increase (decrease) in cash		(175)		(71,098)
Cash at beginning of period		280		71,378
Cash at end of period		$105		$280

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures
Common stock issued for conversion of debt and interest		$98,735		$131,208
Exchange of payables for convertible note payable	$	---		$20,775
Reclassification of derivative to additional paid in capital upon conversion of notes payable		$55,123		$7,604

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Notes to the Financial Statements

For the years ended December 31, 2016 and 2015

1.  Background Information

Real Estate Contacts, Inc. ("The Company") was formed on March 10, 2005 as a Florida Corporation and is based in Pittsburgh, PA. . The company changed its name to REAC Group, Inc., effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. REAC Group, Inc. intends to provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals.

The company provides consumers the opportunity to view real estate listings and homes for sale in their local markets.

The company provides real estate professionals the opportunity to reach consumers interested in buying or selling property in their respective geographic area and in most markets and cities throughout the United States.

Business Operations

REAC Group, Inc. intends to provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers from our Real Estate Search engine website (www.realestatecontacts.com).

The Company’s business is conducted solely within the Internet. Our company’s new website will match buyers, sellers, and real estate brokers and agents anywhere in the world.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing products. Our new real estate search website will enable real estate professionals to increase their visibility and promote their listings.

The Company has earned little revenues to date due to issues, problems, and the eventual shut-down of its website and video website channel by the developer.  The Company’s management has elected to utilize a different developer to restore, further develop, and add functionality to this website.

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

All share and per share information contained in this report gives retroactive effect to a reverse stock split of our outstanding common stock of 1;10,000 on July 15, 2016; 1:100 on June 15, 2015 and 1:10 on January 21, 2015.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of website development costs, valuation of derivative liabilities, valuation of stock based compensation, interest and penalties recorded on payroll tax liabilities, and deferred tax asset valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.  Our reclassifications were made to common stock and additional paid in capital due to reverse splits in 2016 and 2015.  These reclassifications had no effect on reported losses.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of cash, accounts payable and accrued expenses approximate their fair value

Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016.  The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

At December 31, 2016, the company performed a Level 3 non-recurring valuation of its website development costs, resulting in an impairment loss that reduced the net carrying value of this asset to zero.

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

Cash and Cash Equivalents

All cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2016 or December 31, 2015.

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

Financial Statements

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

For the twelve months ended December 31, 2016 and 2015, the Company incurred impairment losses of $0 and $92,449, respectively. Due to multiple issues with our previous programmer who hosted our website during the year ended December 31, 2015, management believed that the website would not be functional to the required specification and deemed significant modifications would be necessary.  Based on the information available to management, in consideration of all issues, an impairment loss was recognized for the carrying value of the website development costs. During the year ended December 31, 2016, the Company engaged a new programmer to determine the specific performance requirements necessary to further develop and install software to its existing website.

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

Financial Statements

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2016, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities, along with December 31, 2016 (although the tax return has not yet been filed).

Earnings (Loss) Per Share

Basic earnings (loss) per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share .

Diluted earnings (loss) per share include the dilutive effects of stock options, warrants, and stock equivalents.  To the extent stock options, stock equivalents and warrants are anti-dilutive they are excluded from the calculation of diluted income per share.  For the years ended December 31, 2016 and 2015 there were 7,438,346 and 484 (adjusted for three (3) reverse stock splits) potential common shares from convertible notes, respectively.  For December 31, 2016 and 2015, the Company incurred net operating losses and, thus, anti-dilution issues are not considered in the calculation of loss per share.

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

The Company incurred net losses of $5,465,973 and $1,396,800 during the years ended December 31, 2016 and 2015, and had net cash used in operating activities of $11,175 and $65,595, respectively, for the same periods. Additionally, the Company has an accumulated deficit of $21,861,196 and a working capital deficit of $1,832,770 at December 31, 2016.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of the report on these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

Financial Statements

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. Management believes that this ASU will not have a significant impact on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. Management believes that this ASU will not have a significant effect on its financial statements.

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Management does not believe that this ASU will have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5.  Related Party Transactions

In August 2016, the Company entered into a Preferred Stock Purchase Agreement with its Chief Executive Officer whereby the Company issued 50,935 Series A Preferred Shares in exchange for the cancellation of 60,000 common shares held by him and the retirement of $165,500 in debt owed by the Company for operating loans and advances. (See Note 11)

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of December 31, 2016, the Company owed $90,151.  There are no repayment terms to these advances and deferrals.

Additionally, the majority shareholder has advanced funds, in the form of promissory notes, in the amount of $31,250 and $20,250 as of December 31, 2016 and December 31, 2015, respectively. These promissory notes mature and are payable in six months from the date issued and accrue minimal stated interest at 3%. Total interest accrued as of December 31, 2016 and 2015 was $23,606 and $5,799, respectively.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the year ended December 31, 2016 and 2015, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the years ended December 31, 2016 and 2015, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

Financial Statements

During the years ended December 31, 2016 and 2015, the Company issued 20,000,000 and 64,850 shares, respectively, of common stock to the Chief Executive Officer in exchange for services. The resulting compensation expense for the years ended December 31, 2016 and 2015 was $1,200,000 and $879,000, respectfully.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the years ended December 31, 2016 and 2015, the Company recorded compensation expense in the amount of $120,000 and $120,000, respectively.

6.  Website Development Costs

	December 31,
	2016		2015
Website Development Costs	$	---		$148,792
Less accumulated amortization and impairment loss		---		(148,792)
Property and equipment, net	$	---	$	---

Amortization of the Company’s website was $0 and $21,435 for the years ended December 31, 2016 and 2015, respectively.

The Company placed its main website (www.realestatecontacts.com) into service prior to 2008, with a redesign of the website in 2015. Our video website channel (www.realestatevideochannels.com) and our other website (www.realestatevideowebsites.com) were shut down in September 2015 by the website hosting company as a result of disputes over fees charged by the website developer.  All costs associated with these websites are subject to straight-line amortization over the expected useful life, a five year period.  As of December 31, 2015, the Company impaired the carrying value of capitalized costs associated with our websites and recognized an impairment loss in the amount of $92,449.The Company incurred impairment losses of $0 and $92,449 for the years ending December 31, 2016 and 2015, respectively.

During the twelve months ended December 31, 2016, the Company issued 5,000,000 shares of its common stock to an outside web service provider for a value of $550,000. In exchange for the consideration paid, the Company plans to use the provider to determine the specific performance requirements necessary to further develop and install software to its existing website to meet its intended use. Due to the Company’s inability to determine feasibility at the date of issuance, these costs were expensed as stock based compensation.

7.  Accrued Liabilities

Accrued expenses:

	December 31, 2016	December 31, 2015
Accounts payable	$46,466	$5,592
Accrued interest	43,395	96,175
Accrued salaries, payroll taxes, penalties and interest (a)	793,998	537,171
Total accrued expenses, payroll taxes, and related expenses	$883,859	$638,938

(a) The Company has paid or accrued compensation to its Chief Executive Officer totaling $2,520,000 and $999,000during the years ended December 31, 2016 and 2015, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the unpaid salaries along with related taxes and estimated interest and penalties of $793,998 and $537,171 at December 31, 2016 and 2015, respectively.

8.    Notes Payable

The Company owed an aggregate of $203,170 in principal and accrued interest at December 31, 2016; of which, $128,528 represents convertible notes payable, $31,250 represents notes payable to the principal shareholder, and $43.395 represents accrued interest.  At December 31, 2015, the Company owed an aggregate of $288,791 in principal and accrued interest; of which, $196,865 represents convertible notes payable, $20,250 represents notes payable to the principal shareholder, and $96,175 represents accrued interest.

Convertible Notes Payable

On December 30, 2016, the Company converted principal in the amount of $16,659 and accrued interest of $6,076 through the issuance of 139,906 common shares. The shares were converted at the contract rate of $0.01625 per share.

Financial Statements

On June 10, 2016, the Company settled a convertible note payable carrying a principal and interest balance of $14,031 for consideration of $3,000, resulting in a gain on settlement of $11,031.

On April 21, 2016 and on November 28, 2016, the Company’s Board of Directors approved the assignments of a convertible note payable to different third-parties. The aggregate balance assigned consisted of $80,429 in principal and $66,571 in interest. On November 7, 2016, the Company’s Board of Directors approved a second assignment of the same note.  The balance assigned consisted of $80,429 in principal and $66,619 in accrued interest. On November 28, 2016, the Company issued 7,600,000 common shares valued at a contract value of $0.01 per share, for a total value of $76,000; converting $9,429 in principal $66,571 in interest against the balance of this Note.

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $23,342 for consideration of $2,000, resulting in a gain on settlement of $25,192.

During the year ended December 31, 2015, the Company converted notes of $140,493 and accrued interest of $7,729 into 41,627 common shares, in accordance with terms of the agreements.  The conversion price, per agreement, was discounted to percentages between 40% and 75% of the fair market trading value.

The notes outstanding are summarized by their terms below:

Schedule of Convertible Debt

	December 31,
	2016	2015
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $0 and $112,269, respectively. All of these notes are in default as of December 31, 2016.	128,525	196,865
Total Principal	$128,525	$196,865

Summary of Convertible Note Transactions

Convertible notes, January 1	$196,865	$277,153
Additional notes, face value	---	20,775
Addition due to debt agreement default provisions	---	24,979
Payments and adjustments	(42,252)	(16,830)
Conversions of debt	(26,088)	(140,943)
Amortization of finance costs	---	2,256
Amortization of debt discounts	---	29,475
Convertible notes, December 31	$128,525	$196,865

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

A derivative liability in the amount of $699,090 and $485,142 has been recorded, as of December 31, 2016 and 2015, respectively, related to the above notes.  The derivative value was calculated using the Binomial method.  Assumptions used in the derivative valuation were as follows:

Financial Statements

	December 31,
	2016	2015
Weighted Average:
Dividend rate	0.00%	0.00%
Risk-free interest rate	0.62%	0.49%
Expected lives (years)	.563	.736
Expected price volatility	776.6%	507.8%

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At December 31, 2016, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Black-Scholes model for calculating the fair value, as of December 31, 2016:

As of December 31, 2016
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ 699,090	$ ---	$ ---	$ 699,090	$ 699,090
Total Derivative Liabilities	$ 699,090	$ ---	$ ---	$ 699,090	$ 699,090

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal year 2015:

Fair Value Measurements using inputs	December 31, 2016	December 31, 2015
Balance, January 1,	$485,142	$1,016,112
Derivative liability expense	---	46,076
Losses on change in fair value realized and included in net loss	269,071	8,052
Purchases, issuances and settlements	(55,123)	(585,098)

Balance, December 31,	$699,090	$485,142

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

Financial Statements

income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

	December 31,
	2016	2015
Income tax provision (benefit) at statutory rate of 35%	$(1,913,000)	$(489,000)
State taxes at 3.3%, net of federal benefit	(180,000)	(49,000)
Nondeductible items	478,000	438,000
Subtotal	(1,615,000)	(100,000)
Change in valuation allowance	1,615,000	100,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$2,898,000	$1,283,000

Valuation allowance	(2,898,000)	(1,283,000)
Deferred tax asset, net	$-	$-

As of December 31, 2016, the Company has estimated tax net operating loss carryforwards of approximately $7.57 million, which can be utilized or expire through tax year 2036.  Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts. The change in the valuation allowance for the years ended December 31, 2016 and 2015 was $1,615,000 and $100,000, respectively.

11.  Equity

Stock Subscriptions

In September, 2016, the Company issued 200,000 shares of common stock to two individuals for cash.  The shares were valued at $0.025 per share, or $5,000.

Stock Compensation

In November, 2016, the Company entered into two-year Employment Agreements with five individuals in exchange for agricultural management services related to our acquisition of Patriot Biofuels in January 2017 (see Note 13).  An aggregate of 15,000,000 shares of common stock was issued and immediately vested, for an aggregate value of $1,800,000, which is included in compensation expense.  The shares were valued at the quoted market price on the date of issuance.

Also in November, 2016, the Company issued 20,000,000 shares of common stock to its Chief Executive Officer for a value of $2,400,000, which is included in compensation expense, in exchange for services during the year ended December 31, 2016. These shares were valued at the quoted market price on the date of issuance.

The Company issued 64,850 shares of common stock to its Chief Executive Officer in exchange for services during the year ended December 31, 2015.  These shares were valued at the closing market prices of the stock at the date of grant, resulting in the recognition of $879,000 in compensation expense. These shares were valued at the quoted market price on the date of issuance.

Preferred Stock

In August, 2016, the Company’s Board of Directors agreed to exchange $165,500 in debt owed to our Chief Executive Officer for 50,935 shares of Series A Preferred stock and the cancellation of 60,000 shares of common stock held by him.  Due to the related party nature of this transaction, any gain was recorded as a credit to stockholders’ deficit.

Other

During the years ended December 31, 2016 and 2015 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

The Company’s Board of Directors approved reverse stock splits of: 1:10,000 on July 15, 2016; 1:100 on June 15, 2015; and 1:10 on January 21, 2015.  All shares have been retroactively restated for this reverse stock split.

There are no warrants or options currently outstanding.

Financial Statements

Amendment to the Articles of Incorporation

On July 29, 2016, the Board of Directors, filed amended and restated articles of incorporation to designate the voting privileges, preferences, limitations, and relative rights of the Company’s Preferred Stock titled as Series A.   On August 15, 2016, the Amended and Restated Articles of Incorporation became effective.  The Board of Directors recommended and the majority shareholder (holding 61% of the voting shares) voted in favor of amending and restating the Articles of Incorporation to designate the voting privileges, preferences, limitations, and relative rights of the Company’s Preferred Stock titled as Series A.   Pursuant to the Articles, no shareholder vote was required for this designation. Accordingly, As of August 15, 2016, the total authorized capital stock of the corporation is Two Hundred Fifty Million shares (250,000,000), consisting of 249,000,000 shares of common stock, par value $0.00001 per share (the “common stock”) and 1,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock, par value $0.0001 per share (“Series A”).  The Series A preferred stock are “super voting” stock, with each Series A share being entitled to vote as five thousand (5,000) shares of Voting Stock.

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

Financial Statements

As of December 31, 2016, the total number of shares this corporation is authorized to issue is 250,000,000 (two hundred fifty million), allocated as follows among these classes and series of stock:

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

There were no operating or capital lease commitments as of December 31, 2016 and 2015.

13.  Subsequent Events

On January 4, 2017, the Company executed an Asset Purchase Agreement with Patriot Bioenergy Corporation, a Kentucky corporation, for the purchase of all of the assets related to the business of operating a hemp processing and growth operation and selling hemp related products.  The Company is evaluating whether the conditions for closing have been met. This transaction was the subject of the Letter of Intent disclosed in our Form 8-K filed on November 15, 2016.  The LOI was amended on December 6, 2016, and an amendment to our November 15 Form 8-K was filed on the same date.  Pursuant to the Agreement, the Company issued 50,000 common shares for a value of $200,000, based on the closing market price of the stock on the date of issuance.

The assets to be purchased under the above agreement included the “Southern Hemp Company” brand name and related website owned by Patriot. On February 9, 2017, we filed a Report on Form 8-K reporting the signing of a non-binding Letter of Intent for the sale of our Southern Hemp Company brand to Hemp Inc., a Nevada corporation. On March 31, 2017, and pursuant to its terms, the LOI expired with no definitive or ancillary agreements being executed.

The Company has requested accounting records relating to the assets purchased, in accordance with the conditions for closing, but Patriot has provided no such records.  Accordingly, the Company cannot allocate the purchase price among any specific assets purchased.  As a result, the Company is considering its options at this point.  However, in any event, the Company may be unable to re acquire the 50,000 shares issued for the purchase transaction, along with the 15,000,000 shares issued in November 2016 to five individuals currently employed by Patriot (see Note 11).

On January 13, 2017, the Company issued 5,000 common shares for cash.  Consideration to the Company was $5,000.

On January 18, 2017, the Company issued 10,000 shares pursuant to a Consulting Agreement entered into on that date.  The consultant was engaged to perform research related to hemp processing in the State of Florida.  The shares will be valued at the closing market price on the date of issuance.

On January 20, 2017, the Company entered into a Promissory Note with its controlling shareholder in the amount of $20,000.

On January 26, 2017, upon written consent of the board of directors and the majority shareholder, who holds enough common and preferred shares to create a greater than 80% voting position, Article I of the Articles of Incorporation was amended to change the corporate name to REAC Group, Inc.  The effective date of the Amendment to the Articles of Incorporation is February 16, 2017.

On March 13, 2017 (the “Closing Date”), REAC Group, Inc. (the “Company”) entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor (“Investor”) pursuant to which Investor invested $200,000 (the “Financing”). On the Closing Date, the Company issued to Investor a Secured Convertible Promissory Note (the “Note”) in the principal amount of $230,000, in exchange for payment by Investor of $200,000. The principal sum of the Note reflects the amount invested, plus a $20,000 “Original Issue Discount” (“OID”) and a $10,000 reimbursement of Investor’s legal fees. There is no material relationship between the Company or its affiliates and the Investor and the Company paid no commissions or other placement agent fees.

In connection with the Financing, and in addition to the SPA and the Note, on the Closing Date, the Company issued the Investor a Warrant, pursuant to which the Company granted the right to purchase at any time on or after Closing Date until the date which is the last calendar day of the month in which the third anniversary of the Closing Date occurs, a number of fully paid and non-assessable

Financial Statements

shares (the “Warrant Shares”) of Company’s common stock equal to $57,500 divided by the Market Price (as of the Closing Date). The SPA, the Note and the Warrant are collectively referred to herein as the “Transaction Documents.”

The Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to $0.25 per share (or market price if less than the conversion price). The Company may prepay the Note at any time by payment to Investor of 125% of the principal, interest and other amounts then due under the Note.

The Company is currently evaluating the accounting treatment for the transactions referenced in the above three paragraphs, including the effect of any beneficial conversion features or potential derivative liabilities.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2016 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or

Financial Statements

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2016, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B .    OTHER INFORMATION

None.

Financial Statements

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	59

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 59

Robert DeAngelis is the Founder, President and Chief Executive Officer of REAC Group, Inc., and has been since the company’s inception in 2005.  Mr. DeAngelis brings to the company over 20 years of successful business development and management experience along with a strong diverse background of sales, financial and internet experience.  Mr. DeAngelis is responsible for running the overall day to day management operations of the companies’ administrative functions, corporate filings, strategic evolution direction of the business, the overall vision as well as the sales and marketing for the company.

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

ITEM 11.

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2016 and 2015.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2016 and 2015 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis, President, CEO and CFO	2016 2015 2014	$ $ $	120,000120,000 129,150	-0- -0- -0-	$2,400,000 $9,000 $4,162,400	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$$ $	2,520,000999,999 4,291,550

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

As of December 31, 2016 we have one full time employee, and plan to employ more qualified employees in the near future.  On March 4, 2016 we renewed and amended the original three year employment agreement dated March 10, 2013, which had expired. We entered into a new three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

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

Employment Agreements

Effective March 10, 2010, and subsequently renewed on March 4, 2013 and 2016 , we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. For the years ending December 31, 2016 and 2015, the Company awarded stock valued at $1,200,000 and $879,000, respectively.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2016, and by the officers and directors, individually and as a group.  All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh,, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	20,005,002	42%

* based on 47,988,085 shares issued and outstanding as of December 31, 2016

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2016, Mr. DeAngelis beneficially owns 20,005,002 shares of common stock.

Financial Statements

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  D'Ardelli Pruzansky, PA provided services for the years ended December 31, 2016 and 2015.

	2016	2015

Audit Fees	$24,000	$24,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,000	$24,000

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

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and review fees paid to the auditors with respect to 2016 were pre-approved by the entire Board of Directors.  There were no consultation or tax fees paid to our auditors.

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

3.1a	Amended and Restated Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1a to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1b	Articles of Amendment to Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1b to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1c	Articles of Amendment to Articles of Incorporation Filed on May 22, 2013 as Exhibit 3.1c to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1d	Articles of Amendment to Articles of Incorporation Filed on December 4, 2013 as Exhibit 3.1d to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1e	Articles of Amendment to Articles of Incorporation Filed on April 6, 2014 as Exhibit 3.1e to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1f	Articles of Amendment to Articles of Incorporation Filed on July 9, 2014 as Exhibit 3.1f to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1g	Articles of Amendment to Articles of Incorporation Filed on October 23, 2014 as Exhibit 3.1g to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1h	Articles of Amendment to Articles of Incorporation Filed on November 7, 2014 as Exhibit 3.1h to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1i	Articles of Amendment to Articles of Incorporation Filed on January 12, 2015 as Exhibit 3.1i to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1j

Articles of Correction to Articles of Amendment to Articles of Incorporation, January 19, 2015

Filed on February 9, 2015 as Exhibit 3.1j to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.

3.1k	Articles of Amendment to Articles of Incorporation Filed on February 9, 2015 as Exhibit 3.1k to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1l	Articles of Amendment to Articles of Incorporation Filed on March 13, 2015 as Exhibit 3.1l to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1m	Articles of Amendment to Articles of Incorporation Filed on June 1, 2015 as Exhibit 3.1m to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1n	Articles of Amendment to Articles of Incorporation Filed on July 17, 2015 as Exhibit 3.1n to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1o	Articles of Amendment to Articles of Incorporation Filed on August 24, 2015 as Exhibit 3.1o to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1p	Articles of Amendment to Articles of Incorporation Filed on January 19, 2016 as Exhibit 3.1p to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1q	Articles of Amendment to Articles of Incorporation Filed on July 25, 2016 as Exhibit 3.1q to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1r	Amended and Restated Articles of Incorporation Filed on August 19, 2016 as Exhibit 3.1r to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
10.1

Robert DeAngelis Employment Agreement

Filed on July 27, 2011, as Exhibit 10.1 to the registrant’s amended Registration Statement on Form S-1/A (File No. 333-174905) and incorporated herein by reference.

10.2	Robert DeAngelis Employment Agreement, Revised March 4, 2013 Filed herewith.
10.3	Robert DeAngelis Employment Agreement, Revised March 4, 2016 Filed herewith.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101**

Financial statements from the annual report on Form 10-K of REAC Group, Inc. for the year ended December 31, 2016, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

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

REAC Group, Inc.

Dated: April 17, 2017	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Robert DeAngelis	President	April 17, 2017
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director