Form 10-Q
period 2017-03-31
REAC GROUP, INC.
filed 2017-05-15
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.

REAC GROUP, INC.

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

REAC Group, Inc.

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

As of May 15, 2017, there are 49,206,085 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

 REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2017

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to REAC Group, Inc.  “SEC” refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

REAC Group, Inc.

REAC Group, Inc.
Balance Sheets

	March 31,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash	$77,545	$105
Investment	---	---
Prepaid expenses	5,561	---
Total current assets	83,106	105

Total assets	$83,106	$105

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$5,000	$46,466
Accrued interest	54,334	43,395
Accrued salaries, payroll taxes and related expenses	823,998	793,998
Convertible notes payable, net of discounts of $129,534 and $-0-, respectively	231,491	128,525
Derivative liability	444,129	699,090
Due to principal shareholder, related party	83,335	90,151
Notes payable, principal shareholder, related party	39,000	31,250
Total current liabilities	1,681,287	1,832,875

Total liabilities	1,681,287	1,832,875

Commitments and Contingencies (Note 11)	---	---

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; 50,935 issued and outstanding, respectively	5	5
Preferred Stock, unclassified, 500,000 shares, none issued or outstanding	-	-
Common Stock, $0.00001 par value, 249,000,000 shares authorized; 48,053,085 and 47,988,085 shares issued and outstanding, respectively	481	480
Additional paid-in capital	20,272,565	20,027,941
Accumulated deficit	(21,871,233)	(21,861,196)
Total stockholders' deficit	(1,598,181)	(1,832,770)

Total Liabilities and Stockholders' Deficit	$83,106	$105

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2017			2016
Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		62,000		32,593
Professional		10,041		2,600
General and administrative		2,226		1,032
Total operating expenses		74,267		36,225

Loss from operations		(74,267)		(36,225)

Other income (expense):
Interest expense		(28,731)		(39,673)
Change in fair value of derivative liability		254,961		(98,876)
Gain on extinguishment of debt		---		19,906
Impairment of investment		(162,000)		---
Total other income (expense)		64,230		(118,643)
Loss before provision for income taxes		(10,037)		(154,868)

Provision for income taxes		---		---

Net Loss		(10,037)		(154,868)

Loss per share, basic and dilutive		(0.00)		(1.45)

Weighted average shares outstanding, basic and dilutive		48,048,139		106,724

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
		2017		2016

Cash Flows from Operating Activities:
Net loss		$(10,037)		$(154,868)
Adjustment to reconcile net loss to net
cash provided by operations:
Stock based compensation		32,000		---
Penalty charges added to convertible notes balance		---		7,546
Impairment of investment		162,000		---
In kind contribution of rent		300		300
Amortization of debt discounts and financing costs		17,792		---
Change in fair value of derivative liability		(254,961)		98,876
Gain on extinguishment of debt		---		(19,906)
Changes in assets and liabilities:
Prepaid expenses		(5,561)		---
Accounts payable		(41,466)		2,500
Accrued interest		10,939		29,628
Accrued salaries, payroll taxes and related expenses		30,000		32,593
Due to principal shareholder, related party		(6,816)		---
Net Cash Used in Operating Activities		(65,810)		(3,331)

Cash flows from Investing Activities:
Investment		(19,500)		---
Net Cash Used in Investing Activities		(19,500)		---

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		39,000		5,500
Repayments of notes payable, principal shareholder		(31,250)		(2,000)
Proceeds from loans payable		150,000		---
Proceeds from the sale of common stock		5,000		---
Net Cash Provided by Financing Activities		162,750		3,500

Net increase (decrease) in cash		77,440		169
Cash at beginning of period		105		280
Cash at end of period		$77,545		$449

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures
Common stock issued for investment		$142,500		---
Settlement of accounts payable in exchange for convertible notes	$	---		$20,775

The accompanying notes are an integral part of these unaudited financial statements.

REAL GROUP, INC.

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2017

1.

Background Information

REAC Group, Inc. ("The Company") was formed on March 10, 2005 under the name of Real Estate Contacts, Inc. as a Florida Corporation and is based in Pittsburgh, Pennsylvania. The company changed its name to REAC Group, Inc. effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. The company plans to provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals.  The company is in the first stage of development for our new national real estate website, (www.realestatecontacts.com).

The company’s new website is expected to offer exclusive cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

RealEstateContacts.com is expected to serve as an internet portal that will feature a real estate search engine and a media network that directs consumers to receive more detailed information about agents, offices, current listings, homes for sale, commercial properties, mortgages, and foreclosures.  We intend to provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to REAC Group, Inc.’s audited financial statements and notes thereto included in the year ended December 31, 2016 Form 10-K filed with the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 10,000 reverse stock split of outstanding common stock, effective July 15, 2016.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation, assumptions used in calculating derivative liabilities, deferred tax valuation allowances, and valuation of our investment. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Investments

The Company has invested in a privately held company. Investments are included in other assets in the Balance Sheets and are carried at cost. The Company monitors these investments for impairment and makes appropriate reductions in carrying values if the Company determines that an impairment charge is required based primarily on the financial condition and near-term prospects of the investment.

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accounts payable, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.  The derivative liability has been valued at fair value, in consideration of the fair value of the potential future consideration that may be required upon settlement under the terms of the convertible debt instruments.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either March 31, 2017 or as of December 31, 2016.

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

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2016, tax years ended December 31, 2015, 2014, and 2013 are still potentially subject to audit by the taxing authorities.

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2017, there were approximately 13,584,355 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

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

The Company incurred net losses of $10,037 and $154,868 during the three months ended March 31, ,2017 and 2016, and had net cash used in operating activities of $65,810 and $3,331, respectively, for the same periods. Additionally, the Company has an accumulated deficit of $21,871,233 and a working capital deficit of $1,598,181 at March 31, 2017.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of the filing of these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Management does not believe that this ASU will have a significant impact on its financial statements.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

5.

Investment

On January 4, 2017, the Company executed an Asset Purchase Agreement with Patriot Bioenergy Corporation, a Kentucky corporation, for the purchase of all of the assets related to the business of operating a hemp processing and growth operation and selling hemp related products.  Pursuant to the Agreement, the Company issued 50,000 common shares which were valued at $142,500 based on the closing market price of the stock on the date of issuance.  In addition, the Company paid expenses of Patriot totaling $19,500, resulting in a total investment of $162,000.

The Company has requested accounting records relating to the assets purchased, but Patriot has provided no such records.  Accordingly, the Company cannot allocate the purchase price among any specific assets purchased.  As a result, On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017.  REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company necessary to prepare the financial statements and pro forma financial information required of a reporting company.  However, in any event, the Company may be unable to reacquire the 50,000 shares issued for the purchase transaction. In addition, the Company may not be able to obtain reimbursement of $19,500 in Patriot expenses paid by the Company.  As a result, the Company deems the entire investment to be impaired and has recorded an impairment loss of $162,000 as of March 31, 2017.

6.

Related Party Transactions

In August 2016, the Company entered into a Preferred Stock Purchase Agreement with its Chief Executive Officer whereby the Company issued 50,935 Series A Preferred Shares in exchange for the cancellation of 60,000 common shares held by him and the retirement of $165,500 in debt owed by the Company for operating loans and advances. (See Note 11)

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of March 31, 2017, the Company owed $83,337.  There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

Additionally, the majority shareholder has advanced funds in the form of promissory notes in the amount of $39,000 as of March 31, 2017. These promissory notes mature and are payable in six months from the date issued and accrue minimal stated interest at 3%.

Total interest accrued on advances and loans in the aggregate as of March 31, 2017 was $27,262.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the three months ended March 31, 2017 and 2016, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300 and $300 for the three months ended March 31, 2017 and 2016, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year period and automatically renews for an additional twelve months upon expiration of the initial term.  The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the three months ended March 31, 2017 and 2016, the Company recorded compensation expense in the amount of $30,000 and $30,000, respectively.

7.

Accrued Liabilities

Accrued expenses:

March 31, 2017
Accounts payable	$5,000
Accrued interest	54,334
Accrued salaries, payroll taxes, penalties and interest (a)	823,998
Total accrued expenses, payroll taxes, and related expenses	$883,332

(a)  The Company has paid or accrued compensation to its Chief Executive Officer totaling $30,000 and $30,000 during the three months ended March 31, 2017 and 2016, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the unpaid salaries along with related taxes and estimated interest and penalties of $823,998 and $539,764 at March 31, 2017 and 2016, respectively.

8.

Notes Payable

Convertible Notes Payable

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of March 31, 2017.  The Company may have the ability to borrow an additional $50,000 within ninety days of the Closing Date subject to certain terms and conditions of the Lender. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the March 31, 2017.

The Secured Convertible Promissory Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to $0.25 per share. In the event the minimum market capitalization falls below $6,000,000, then the conversion price is the lesser of the stated price of $0.25 or the market price (as calculated pursuant to the Agreement). The Company may prepay the Note at any time by payment of 125% of the principal, interest and other amounts then due under the Note.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note.

On January 13, 2017, the Company’s Board of Directors approved the assignments of a convertible note payable to different third-party. The balance assigned consisted of $36,750 in principal and $13,218 in interest.

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

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $23,342 for consideration of $2,000, resulting in a gain on settlement of $19,906.

The notes outstanding are summarized by their terms below:

Schedule of Convertible Debt

March 31, 2017
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts of $129,534 and $-0-, respectively, attributable to derivative liabilities. As of March 31, 2017, $128,525 was in default.	231,491
Total Principal	$231,491

Summary of Convertible Note Transactions:

2017
Convertible notes, January 1	$128,525
Additional notes, face value	232,500
Debt discounts	(137,326)
Conversions of debt	---
Amortization of debt discounts	7,792
Convertible notes, March 31	$231,491

9.

Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, true-up, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the

Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. Amortization of debt discounts on Company financing as of March 31, 2017 was $7,792, included in interest expense.

A derivative liability in the amount of $444,129 and $584,018 has been recorded as of March 31, 2017 and 2016, respectively, related to the above notes.  The derivative value was calculated using the Binomial method.

Assumptions used in the derivative valuation were as follows:

March 31, 2017
Weighted Average:
Dividend rate	0.0%
Risk-free interest rate	0.91% - 1.50%
Expected lives (years)	0.563 yrs – 3 yrs
Expected price volatility	684.67% - 1087.09%

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Binomial model for calculating the fair value as of March 31, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ 444,129	$ -	$ -	$ 444,129	$ 444,129
Total Derivative Liabilities	$ 444,129	$ -	$ -	$ 444,129	$ 444,129

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements using inputs	March 31, 2017
Balance, January 1,	$699,090
Derivative liability expense	---
Gain on change in fair value realized and included in net loss	(254,961)
Purchases, issuances and settlements	---
Balance	$444,129

10.

Equity

Stock Subscriptions

On January 13, 2017, the Company issued 5,000 common shares for cash.  Consideration to the Company was $5,000.

In September 2016, the Company issued 200,000 shares of common stock to two individuals for cash.  The shares were valued at $0.025 per share, or $5,000.

Stock Compensation

On January 18, 2017, the Company issued 10,000 shares pursuant to a Consulting Agreement entered into on that date.  The consultant was engaged to perform research related to hemp processing in the State of Florida.  The shares were valued at the closing market price on the date of issuance.

Warrants

On March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 31, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017.  The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The warrants contain anti-dilution protection in the event we issue common stock or securities convertible into or exercisable for shares of common stock at a price lower than the warrant’s exercise price, as well as customary provisions for adjustment in the event of stock splits, subdivision or combination, merger, etc. The anti-dilution protection feature required the Company to record the outstanding warrant as a liability. The warrant was valued using the Binomial Method and the Company recorded a debt discount of $10,326 upon issuance of the warrant based upon its relative fair value in accordance with FASB ASC 470-20-25. The assumptions used in the Binomial Model are as follows:

March 31, 2017
Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	1.50%
Expected lives (years)	3yrs
Expected price volatility	1,087.09%

Other

During the three months ended March 31, 2017 and 2016 the Company recorded in-kind contributions for rent expense in the amount of $300, respectively.

The Company’s Board of Directors approved a reverse stock split of: 1:10,000 on July 15, 2016.  All shares have been retroactively restated for this reverse stock split.

Amendment to the Articles of Incorporation

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

As of March 31, 2017, the total number of shares this corporation is authorized to issue is 250,000,000 (two hundred fifty million), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	249,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock, unclassified	$0.001	500,000

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

There were no operating or capital lease commitments as of March 31, 2017.

12.

Subsequent Events

On April 12, 2017, the Company and one of its investors agreed to cancel and retire the remaining principal and interest on a convertible note payable in the amount of $76,777.

On April 17, 2017, the Company paid $14,000 against notes payable to the Company’s Chief Executive Officer.

On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017.  REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company as required by the Asset Purchase Agreement. (see Note 5)

On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor (“Investor”) pursuant to which Investor invested $165,000 (the “Financing”). On the Closing Date, the Company issued to Investor a Convertible Promissory Note (the “Note”) in the principal amount of $165,000. There is no material relationship between the Company or its affiliates and the Investor and the Company paid no commissions or other placement agent fees.

The Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price per share during the previous twenty-five (25) trading days. The Company may prepay the Note within 90 days by payment to Investor of 135% of the outstanding principal, interest and other amounts then due under the Note or within 180 days by payment to Investor of 150% of the outstanding principal, interest and other amounts then due under the Note.  After 180 days, the Company will have no right of prepayment.  The Company is currently researching the accounting for this transaction.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three and a half (3.5) times the number of shares issuable on full conversion of the Note.

On May 5, 2017, the Company issued 1,153,000 shares of its common as consideration to the Investor for providing the financing. The stock was valued at $0.08 per share which was the closing price on the date of issuance.

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

Products and Services

Our new real estate search website, www.RealEstateContacts.com, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the www.RealEstateContacts.com portal website.

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

Our business strategy is having the agent, broker, or office be exclusive in their city which will eliminate all of their competition for that city.  For this reason, we believe our concept will have a high level of interest from any real estate professional.

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

For the three months ended March 31, 2017 compared to March 31, 2016

The Company earned no revenues for the three-month periods ended March 31, 2017 and 2016, respectively.

Operating expenses were $74,267 and $36,225 for the three-month periods ended March 31, 2017 and 2016 and   interest expense was $28,731 and $39,673, respectively.  The Company recorded a gain of $254,961 on the change in the fair value of its derivative financing for the three months ended March 31, 2017, and recorded a loss of $98,876 for the three months ended March 31, 2016. The change is largely indicative of increased volatility in the fair value of the Company’s common stock. In addition, during the three months ended March 31, 2017, the Company incurred an impairment loss on its investment in Patriot Biofuels in the amount of $162,000.  This included the fair value of the common stock issued for the assets of Patriot and $19,500 in cash expenses paid for by the Company on behalf of Patriot.

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

At March 31, 2017, the Company has cash in the amount of $77,545.  The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2017, we had negative working capital of $1,598,183 and we have used cash of $65,810 in our operating activities.

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

Critical Accounting Policies and Estimates

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of stock based compensation, derivative liabilities, valuation of our investment, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC Group, Inc. for the quarter ended March 31, 2017, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAC GROUP, INC.

Dated: May 15, 2017	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director