Form 10-Q
period 2017-06-30
REAC GROUP, INC.
filed 2017-08-14
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

As of August 14, 2017, there are 70,506,085 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2017

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,” “us,” “our,” and the “Company,” they refer to REAC Group, Inc.  When this report uses “SEC”, it refers to the Securities and Exchange Commission.

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.
Balance Sheets

	June 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash	$120,404	$105
Prepaid expenses	1,836	---
Total current assets	122,240	105

Total assets	$122,240	$105

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$3,000	$46,466
Accrued interest	43,757	43,395
Accrued salaries, payroll taxes and related expenses	868,504	793,998
Convertible notes payable, net of discounts of $102,137 and $-0-, respectively	316,138	128,525
Derivative liability	711,130	699,090
Due to principal shareholder, related party	15,009	90,151
Notes payable, principal shareholder, related party	25,000	31,250
Total current liabilities	1,982,538	1,832,875

Total liabilities	1,982,538	1,832,875

Commitments and Contingencies (Note 12)	---	---

Stockholders' Deficit
Preferred Stock, Series A $.0001 par value, 500,000 shares authorized; 50,935 issued and outstanding, respectively	5	5
Preferred Stock, unclassified, 500,000 shares, none issued or outstanding	-	-
Common Stock, $0.00001 par value, 999,000,000 shares authorized; 40,206,085 and 47,988,085 shares issued and outstanding, respectively	402	480
Additional paid-in capital	19,166,360	20,027,941
Accumulated deficit	(21,027,065)	(21,861,196)
Total stockholders' deficit	(1,860,298)	(1,832,770)

Total Liabilities and Stockholders' Deficit	$122,240	$105

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
		2017		2016
Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		44,506		32,087
Professional		119,434		10,389
General and administrative		7,654		5,605
Total operating expenses		171,594		48,081

Loss from operations		(171,594)		(48,081)

Other income (expense):
Interest expense		(115,832)		(18,788)
Change in fair value of derivative liability		(267,001)		192,099
Gain on extinguishment of debt		128,598		16,317
Impairment of investment		---		---
Total other income (expense)		(254,235)		189,628
(Loss)/Income before provision for income taxes		(425,829)		141,547

Provision for income taxes		---		---

Net (Loss)/Income		(425,829)		141,547

(Loss)/Income per share, basic and dilutive		(0.01)		1.33

Weighted average shares outstanding, basic		43,592,888		106,720

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Six Months Ended
	June 30,
	2017			2016
Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		74,506		64,680
Professional		130,075		12,689
General and administrative		41,283		6,637
Total operating expenses		245,864		84,006

Loss from operations		(245,864)		(84,006)

Other income (expense):
Interest expense		(144,563)		(58,461)
Change in fair value of derivative liability		(12,040)		93,223
Gain on extinguishment of debt		128,598		36,223
Impairment of investment		(162,000)		---
Total other income (expense)		(190,005)		70,985
(Loss)/Income before provision for income taxes		(435,869)		(13,021)

Provision for income taxes		---		---

Net (Loss)/Income		(435,869)		(13,021)

Loss per share, basic and dilutive		(0.01)		(0.12)

Weighted average shares outstanding, basic and dilutive		45,808,021		106,720

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
		2017		2016
Cash Flows from Operating Activities:
Net loss		$(435,869)		$(13,021)
Adjustment to reconcile net loss to net
cash provided by operations:
Stock based compensation		195,415		---
In kind contribution of rent		600		600
Amortization of debt discounts and financing costs		20,190		---
Change in fair value of derivative liability		12,040		(93,223)
Impairment of asset (investment)		162,000		---
Gain on extinguishment of debt		(128,598)		(36,223)
Changes in assets and liabilities:
Prepaid expenses		(1,836)		---
Accounts payable		(43,467)		4,197
Accrued interest		362		34,990
Accrued salaries, payroll taxes and related expenses		74,506		64,679
Due to principal shareholder, related party		(75,142)		32,191
Net Cash Used in Operating Activities		(219,799)		(5,810)

Cash flows from Investing Activities:
Investment in affiliate		(19,500)		---
Net Cash Used in Investing Activities		(19,500)		---

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		39,000		11,000
Repayments of notes payable, principal shareholder		(45,250)		(5,000)
Proceeds from loans payable		360,848		---
Proceeds from the sale of common stock		5,000		---
Net Cash Provided by Financing Activities		359,598		6,000

Net increase (decrease) in cash		120,299		(110)
Cash at beginning of period		105		280
Cash at end of period		$120,404		$170

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures:
Reclassification to additional paid in capital upon settlement of notes payable	$	---		23,514

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

(Unaudited)

For the six months ended June 30, 2017

1.

Background Information

REAC Group, Inc. ("The Company") was formed on March 10, 2005 under the name of Real Estate Contacts, Inc. as a Florida Corporation and is based in Pittsburgh, Pennsylvania. The company changed its name to REAC Group, Inc. effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. The company plans to provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals.  The company is in the final beta testing phase of development for our new national real estate website, (https://realestatecontacts.com/).

The company’s new website is expected to offer exclusive cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

RealEstateContacts.com is expected to serve as an internet portal that will feature a real estate search engine and a media network that directs consumers to receive more detailed information about agents, offices, current listings, homes for sale, commercial properties, mortgages, and foreclosures.  We .intend to provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers.

The Company is seeking to bring additional value to its shareholders through acquisition, joint venture, or partnerships with other real estate related businesses.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

For further information, refer to REAC GROUP , Inc.’s audited financial statements and notes thereto included in the year ended December 31, 2016 Form 10K filed with the Securities and Exchange Commission.

All share and per share information contained in this report gives retroactive effect to a 1 for 1,000 reverse stock split, effective June 10, 2014, a 1 for 10 reverse stock split, effective January 21, 2015, a 1 for 100 reverse stock split effective June 15, 2015, and a 1 for 10,000 reverse stock split of outstanding common stock, effective July 15, 2016.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation, assumptions used in calculating derivative liabilities, deferred tax valuation allowances, and valuation of our investment in an affiliate. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either June 30, 2017 or December 31, 2016.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2017 there were approximately 19,808,628 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

3.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company realized a net loss of $435,869 during the six months ended June 30, 2017, a net loss of $13,021 for the six months ended June 30, 2016, and had net cash used in operating activities of $219,799 and $6,110, respectively, for the same periods. Additionally, the Company has an accumulated deficit of $22,297,065 and a working capital deficit of $1,860,298 at June 30, 2017.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of the filing of these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

The Company has requested accounting records relating to the assets purchased, but Patriot has provided no such records.  Accordingly, the Company cannot allocate the purchase price among any specific assets purchased.  As a result, On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017.  REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company necessary to prepare the financial statements and pro forma financial information required of a reporting company.  As of March 31, 2017, the Company was unable to re-acquire the 50,000 shares issued for the purchase transaction, along with an aggregate of 15,000,000 shares issued in November 2016 to five individuals currently employed by Patriot (see Note 11, Stock Compensation).  As a result, the Company deemed the entire investment to be impaired and recorded an impairment loss of $162,000 as of March 31, 2017.

In May 2017, the Company received and cancelled an aggregate of six million shares of common stock related to Patriot employment agreements, leaving a total of nine million shares outstanding as of June 30, 2017.  Subsequent to June 30, 2017, the Company received and cancelled the 50,000 shares issued for the purchase transaction and an additional 3,000,000 shares were returned by an individual employed by Patriot. (see Note 13)

6.

Website Development Costs

During the twelve months ended December 31, 2016, the Company issued 5,000,000 shares of its common stock to an outside web service provider for a value of $550,000. In exchange for the consideration paid, the Company planned to use the provider to determine the specific performance requirements necessary to further develop and install software to its existing website to meet its intended use. Due to the Company’s inability to determine feasibility at the date of issuance, these costs were expensed as stock based compensation.  During April 2017, management determined that the service provider would be unable to meet the requirements of the engagement and on May 1, 2017, the 5,000,000 shares issued by Company were returned and cancelled.

7.

Related Party Transactions

In August 2016, the Company entered into a Preferred Stock Purchase Agreement with its Chief Executive Officer whereby the Company issued 50,935 Series A Preferred Shares in exchange for the cancellation of 60,000 common shares held by him and the retirement of $165,500 in debt owed by the Company for operating loans and advances. (See Note 11)

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of June 30, 2017, the Company owed $15,009.  There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

Additionally, the majority shareholder has advanced funds in the form of promissory notes in the amount of $25,000 as of June 30, 2017. These promissory notes mature and are payable in six months from the date issued and accrue minimal stated interest at 3%.

Total interest accrued on advances and loans in the aggregate as of June 30, 2017 was $29,700.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the six months ended June 30, 2017 and 2016, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $600 and $600 for the six months ended June 30, 2017 and 2016, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

The Company did not issue any shares to the Chief Executive Officer during the six months ended June 30, 2017 and 2016, respectively.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term.  The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the six months ended June 30, 2017 and 2016, the Company recorded compensation expense in the amount of $60,000 and $60,000, respectively.

8.

Accrued Liabilities

Accrued expenses:

	June 30, 2017	June 30, 2016
Accounts payable	$3,000	$9,789
Accrued interest	43,757	129,011
Accrued salaries, payroll taxes, penalties and interest (a)	868,504	541,851
Total accrued expenses, payroll taxes, and related expenses	$915,261	$680,651

(a) The Company has paid or accrued compensation to its Chief Executive Officer totaling $60,000 and $60,000 during the six months ended June 30, 2017 and 2016, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the unpaid salaries along with related taxes and estimated interest and penalties of $868,504 and $541,851 at June 30, 2017 and 2016, respectively.

9.

Notes Payable

The Company owed an aggregate of $384,895 in principal and accrued interest at June 30, 2017; of which, $316,138 (net of debt discount of $102,137) represents convertible notes payable, $25,000 represents notes payable to the principal shareholder, and $43,757 represents accrued interest.

Convertible Notes Payable

On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor pursuant to which the Company received $165,000 in financing through the execution of a Convertible Promissory Note.  In addition, the Company issued 1,153,000 shares of common stock for a value of $63,415 as consideration for entering into the financing agreement. As of June 30, 2017, the Company owed $165,000 (less debt discounts of $14,750) and accrued interest of $10,010.

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

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of March 31, 2017.  The Company may have the ability to borrow an additional $50,000 within ninety days of the Closing Date subject to certain terms and conditions of the Lender. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees. As of June 30, 2017, the Company owed $232,500 (less debt discounts of $90,141) and accrued interest of $7,040.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date.

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

On January 13, 2017, the Company’s Board of Directors approved the assignments of a convertible note payable to a different third-party. The balance assigned consisted of $36,750 in principal and $13,218 in interest.  As of June 30, 2017, the Company was released from its obligation to pay the remaining balance and has recognized a gain in the extinguishment of debt in the amount of $51,821.

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

On April 21, 2016 and on November 28, 2016, the Company’s Board of Directors approved the assignments of a convertible note payable to different third-parties. The aggregate balance assigned consisted of $80,429 in principal and $66,571 in interest. On November 7, 2016, the Company’s Board of Directors approved a second assignment of the same note.  The balance assigned consisted of $80,429 in principal and $66,619 in accrued interest. On November 28, 2016, the Company issued 7,600,000 common shares valued at a contract value of $0.01 per share, for a total value of $76,000; converting $9,429 in principal $66,571 in interest against the balance of this Note.  As of June 30, 2017, the Company was released from its obligation to pay the remaining balance and has recorded a gain on the extinguishment of debt in the amount of $76,777.

On March 11, 2016, the Company settled a convertible note payable carrying a principal balance of $23,342 for consideration of $2,000, resulting in a gain on settlement of $19,906.

The notes outstanding are summarized by their terms below:

Schedule of Convertible Debt

June 30, 2017
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts of $102,137 and $-0-, respectively, attributable to derivative liabilities. As of June 30, 2017, $20,775 was in default.	316,138
Total Principal	$316,138

Summary of Convertible Note Transactions

2017
Convertible notes, January 1	$128,525
Additional notes and warrants, face value	397,500
Debt discounts	(152,076)
Extinguishment of debt	(107,750)
Amortization of debt discounts	49,939
Convertible notes, June 30	$316,138

10.

Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, true-up, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. Amortization of debt discounts on Company financing as of June 30, 2017 was $49,939, included in interest expense.

A derivative liability in the amount of $711,130 and $368,405 has been recorded as of June 30, 2017 and 2016, respectively, related to the above notes.  The derivative value was calculated using the Binomial method.  Assumptions used in the derivative valuation were as follows:

June 30, 2017
Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	1.24% - 1.55%
Expected lives (years)	0.563yrs – 3yrs
Expected price volatility	655.97% - 1081.47%

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Binomial model for calculating the fair value as of June 30, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ 711,130	$ ---	$ ---	$ 711,130	$ 711,130
Total Derivative Liabilities	$ 711,130	$ ---	$ ---	$ 711,130	$ 711,130

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements using inputs	June 30, 2017
Balance, January 1,	$699,090
Derivative liability expense	---
Gain on change in fair value realized and included in net loss	(12,040)
Purchases, issuances and settlements	24,080
Balance	$711,130

11.

Equity

Stock Subscriptions

On January 13, 2017, the Company issued 5,000 common shares for cash.  Consideration to the Company was $5,000.

In September, 2016, the Company issued 200,000 shares of common stock to two individuals for cash.  The shares were valued at $0.025 per share, or $5,000.

Stock Compensation

On June 7, 2017, the Company issued 2,000,000 shares pursuant to a Service Agreement entered into on that date for investor relation services.  The shares were valued at the closing market price on the date of issuance, or $100,000.

On May 8, 2017, the Company issued 1,153,000 shares in consideration of financing received by the Company.  The shares were valued at the quoted market price on the date of issuance, or $63,415.

On January 18, 2017, the Company issued 10,000 shares pursuant to a Consulting Agreement entered into on that date.  The consultant was engaged to perform research related to hemp processing in the State of Florida.  The shares were valued at the closing market price on the date of issuance, or $32,000.

In November 2016, the Company entered into two-year Employment Agreements with five individuals in exchange for agricultural management services related to our acquisition of Patriot Bioenergy in January 2017.  An aggregate of 15,000,000 shares of common stock was issued and immediately vested, for an aggregate value of $1,800,000, which was included in compensation expense.  The shares were valued at the quoted market price on the date of issuance.  In April 2017, the Company terminated the employees of Patriot and on May 25, 2017, 6,000,000 shares were returned to the Company and cancelled.

Also in November 2016, the Company issued 20,000,000 shares of common stock to its Chief Executive Officer for a value of $2,400,000, which is included in compensation expense, in exchange for services during the year ended December 31, 2016. These shares were valued at the quoted market price on the date of issuance.

Warrants

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017.  The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The fair market value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant.

Preferred Stock

In August 2016, the Company’s Board of Directors agreed to exchange $165,500 in debt owed to our Chief Executive Officer for 50,935 shares of Series A Preferred stock and the cancellation of 60,000 shares of common stock held by him.  This transaction was recorded as a reduction of stockholders’ deficit of $165,500. (see Note 7)

Other

During the year ended December 31, 2016, the Company issued 5,000,000 shares for web services. On May 1, 2017, the Company terminated the agreement and the shares were returned to the Company.

During the six months ended June 30, 2017 and 2016 the Company recorded in-kind contributions for rent expense in the amount of $600, respectively.

The Company’s Board of Directors approved a reverse stock split of: 1:10,000 on July 15, 2016.  All shares have been retroactively restated for this reverse stock split.

Amendment to the Articles of Incorporation

On July 21, 2017, the Board of Directors recommended and the majority shareholder (holding 94% of the voting shares) voted in favor of increasing the authorized capital of the Company from Two Hundred Fifty Million (250,000,000) shares, to One Billion (1,000,000,000) shares to be effective August 1, 2017. The Company has retroactively applied this amendment to the financial statements as presented for the period ending June 30, 2017.

On January 26, 2017, upon written consent of the board of directors and the majority shareholder, who holds enough common and preferred shares to create a greater than 80% voting position, Article I of the Articles of Incorporation was amended to change the corporate name to REAC GROUP, Inc.  The effective date of the Amendment to the Articles of Incorporation is February 16, 2017.

On July 29, 2016, the Board of Directors filed amended and restated articles of incorporation to designate the voting privileges, preferences, limitations, and relative rights of the Company’s Preferred Stock titled as Series A.   On August 15, 2016, the Amended and Restated Articles of Incorporation became effective.  The Board of Directors recommended and the majority shareholder (holding 61% of the voting shares) voted in favor of amending and restating the Articles of Incorporation to designate the voting privileges, preferences, limitations, and relative rights of the Company’s Preferred Stock titled as Series A.   Pursuant to the Articles, no shareholder vote was required for this designation. Accordingly, As of August 15, 2016, the total authorized capital stock of the corporation is Two Hundred Fifty Million shares (250,000,000), consisting of 249,000,000 shares of common stock, par value $0.00001 per share (the “common stock”) and 1,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock, par value $0.0001 per share (“Series A”).  The Series A preferred stock are “super voting” stock, with each Series A share being entitled to vote as five thousand (5,000) shares of Voting Stock.

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

As of June 30, 2017, the total number of shares this corporation is authorized to issue is 1,000,000,000 (one billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	999,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock, unclassified	$0.001	500,000

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

There were no operating or capital lease commitments as of June 30, 2017.

On June 6, 2017, the Company entered into a Service Agreement with a third party for Investor Relation Services.  Pursuant to the terms of the Agreement, the Company is to pay $5,000 monthly for a period of six months for a total of $30,000.  In addition, the Company agreed to issue common stock of the Company in two payments equal to $100,000. The first share installment is due on the date the Agreement was consummated (see Note 11); and the second share installment is due on day 90 of the Agreement.  Shares issued in relation to this Agreement will be restricted for a period of twelve months, while the entire Agreement expires after a period of six months.

13.  Subsequent Events

On July 21, 2017, the Board of Directors recommended and the majority shareholder (holding 94% of the voting shares) voted in favor of increasing the authorized capital of the Company from Two Hundred Fifty Million (250,000,000) shares, to One Billion (1,000,000,000) shares to be effective August 1, 2017.  No change was made to the number of preferred shares authorized.  Accordingly, as of August 1, 2017, the total authorized capital of the Company will be comprised of Nine Hundred Ninety-Nine Million (999,000,000) shares of common stock, par value $0.00001 per share, and One Million (1,000,000) shares of Preferred Stock, of which Five Hundred Thousand (500,000) shares are designated as Series A Preferred Stock, par value $0.0001 per share.

On July 10, 2017, the Company received and cancelled 50,000 common shares issued to Patriot Bioenergy.

On July 10, 2017, the Company received and canceled 3,000,000 common shares issued to an employee of Patriot Bioenergy.

On July 8, 2017, the Company approved the assignment of a debt agreement dated February 20, 2015 to a third party.  For and in consideration of the assignment, the Company agreed to pay $5,000 to the third party.  In conjunction with the assignment, the Assignee converted principal in the amount of $3,350 for 3,350,000 shares of the Company’s common stock.

On July 6, 2017, the Company terminated the investor relation agreement entered into on June 6, 2017.  The common shares issued in this transaction will remain issued and outstanding.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents (the “Financing”) with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original Issue Discount”. There is no material relationship between the Company or its affiliates and the Investor and the Company paid no commissions or other placement agent fees. The SPA and the Note are collectively referred to herein as the “Transaction Documents.”

The Note is convertible into shares of the Company’s common stock at a conversion price equal to 50% multiplied by the Market Price (as such term is defined in the Note). The Company may prepay the Note any time up to the 180th day after issuance of the note by payment to Investor of 135% (if within 90 days of closing) or 150% (if during the 91st through 180th day after closing) of the principal, interest and other amounts then due under the Note.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to ten (10) times the number of shares issuable on conversion of the Note.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 30,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement.

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

Plan of Operations

Our plan of operation is to operate a real estate search engine portal website. We want to position our company as a national real estate search engine/social community network that matches buyers, sellers, brokers, and professionals anywhere in the world.

What Makes us Different

Real Estate professionals use the internet to generate leads.  The top sources of internet leads are company and agent websites. Each real estate professional on our website will be the EXCLUSIVE agent in the city that they service in and will have their own profile page that contains the agent’s information and bios with links to their listings.  Each agent will also have their own exclusive city page that will feature advertising banners from various other local businesses that work in the real estate field such as local mortgage brokers, title companies, real estate attorneys, contractors, among others in the real estate profession.

Products and Services

Our new real estate search website, https://realestatecontacts.com/, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the https://realestatecontacts.com/ portal website.

We aim to offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on https://realestatecontacts.com/ for a yearly fee.

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

The number of real estate professionals (advertisers) on our website is an important driver of revenue growth because each advertiser will pay a yearly fee to participate in the advertising of their services on our website.

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

For the three months ended June 30, 2017 compared to the three months ended June 30, 2016

The Company earned no revenues for the three month periods ended June 30, 2017 and 2016, respectively.

Operating expenses were $171,594 and $48,081 for the three month periods ended June 30, 2017 and 2016 and   interest expense was $115,832 and $18,788, respectively.  The Company recorded a loss of $267,001 for the three months ended June 30, 2017 as compared to a gain of $192,099 for the three months ended June 30, 2016 on the change in the fair value of its derivative financing. The change is largely indicative of increased volatility in the fair value of the Company’s common stock. The Company also recognized gains on the extinguishment of debt during the three months ended June 30, 2017 and 2016 in the amounts of $128,598 and $16,317, respectively.

For the six months ended June 30, 2017 compared to the six months ended June 30, 2016

The Company earned no revenues for the six month periods ended June 30, 2017 and 2016, respectively.

Operating expenses were $245,864 and $84,006 for the six month periods ended June 30, 2017 and 2016 and   interest expense was $144,563 and $58,461, respectively.  The Company recorded a loss of $12,040 on the change in the fair value of its derivative financing for the six months ended June 30, 2017, while recording a gain of $93,223 for the six months ended June 30, 2016. The change is largely indicative of increased volatility in the fair value of the Company’s common stock. In addition, during the six months ended June 30, 2017, the Company incurred an impairment loss on its investment in Patriot Bioenergy in the amount of $162,000.  This included the fair value of the common stock issued for the assets of Patriot and $19,500 in cash expenses paid for by the Company on behalf of Patriot. The Company also recognized gains on the extinguishment of debt during the six months ended June 30, 2017 and 2016 in the amounts of $128,598 and $36,223, respectively.

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

At June 30, 2017, the Company has cash in the amount of $120,404.  The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and our auditor has also expressed in their auditors’ report. Management believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2017, we had negative working capital of $1,860,298 and during the six months ended June 30, 2017, we have used cash of $91,201 in our operating activities.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation's reported financial position or operations in the near term. These recently issued pronouncements have been addressed in the notes to the financial statements included in this filing.

Critical Accounting Policies and Estimates

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of stock based compensation, derivative liabilities, valuation of our investment in affiliate, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended June 30, 2017, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAC GROUP, INC.

Dated: August 14, 2017	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director