Form 10-Q
period 2017-09-30
REAC GROUP, INC.
filed 2017-11-14
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

As of November 14, 2017, there are 81,647, 990 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2017

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

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

REAC Group, Inc.

Contents

REAC GROUP, Inc.
Balance Sheets

	September 30,	December 31,
	2017	2016
	(unaudited)
Assets
Current assets
Cash	$61,251	$105
Prepaid expenses	1,836	---
Total current assets	63,087	105

Total assets	$63,087	$105

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$1,000	$46,466
Accrued interest	22,530	43,395
Accrued salaries, payroll taxes and related expenses	898,504	793,998
Convertible notes payable, net of discounts of $59,918 and $-0-, respectively	352,130	128,525
Derivative liability	1,485,233	699,090
Due to principal shareholder, related party	1,105	90,151
Notes payable, principal shareholder, related party	---	31,250
Total current liabilities	2,760,502	1,832,875

Total liabilities	2,760,502	1,832,875

Commitments and Contingencies (Note 12)	---	---

Stockholders' Deficit
Preferred Stock A $.0001 par value, 500,000 shares authorized; 50,935 issued and outstanding, respectively	5	5

Common Stock, $0.00001 par value, 999,000,000 shares authorized; 74,077,514and 47,988,085 shares issued and outstanding, respectively	741	480
Common stock payable	31,000	---
Additional paid-in capital	21,357,106	20,027,941
Accumulated deficit	(24,086,267)	(21,861,196)
Total stockholders' deficit	(2,697,415)	(1,832,770)

Total Liabilities and Stockholders' Deficit	$63,087	$105

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	September 30,
	2017			2016
Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		930,000		32,340
Professional		13,015		12,475
General and administrative		10,534		701
Total operating expenses		953,549		45,516

Loss from operations		(953,549)		(45,516)

Other income (expense):
Interest expense		(61,550)		(6,868)
Change in fair value of derivative liability		(774,103)		(208,352)
Gain on extinguishment of debt		---		---
Impairment of investment		---		---
Total other income (expense)		(835,653)		(215,220)
(Loss)/Income before provision for income taxes		(1,789,202)		(260,736)

Provision for income taxes		---		---

Net (Loss)/Income		(1,789,202)		(260,736)

(Loss)/Income per share, basic and dilutive		(0.03)		(2.09)

Weighted average shares outstanding, basic		69,395,261		124,992

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Nine Months Ended
	September 30,
	2017			2016
Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		1,136,506		97,018
Professional		42,490		25,464
General and administrative		20,417		7,340
Total operating expenses		1,199,413		129,822

Loss from operations		(1,199,413)		(129,822)

Other income (expense):
Interest expense		(206,113)		(65,328)
Change in fair value of derivative liability		(786,143)		(115,129)
Extinguishment of debt		128,598		36,223
Impairment of investment		(162,000)		---
Total other income (expense)		(1,025,658)		(144,234)
(Loss)/Income before provision for income taxes		(2,225,071)		(274,056)

Provision for income taxes		---		---

Net (Loss)/Income		(2,225,071)		(274,056)

Loss per share, basic and dilutive		(0.04)		(2.43)

Weighted average shares outstanding, basic and dilutive		53,756,677		112,852

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Cash Flows
(unaudited)

	For the Nine Months Ended
	September 30,
		2017		2016
Cash Flows from Operating Activities:
Net loss		$(2,225,071)		$(274,056)
Adjustment to reconcile net loss to net
cash provided by operations:
Stock based compensation		1,032,000		---
In kind contribution of rent		900		900
Amortization of debt discounts and financing costs		95,158		---
Change in fair value of derivative liability		786,143		115,129
Impairment of asset (investment)		162,000		---
Gain on extinguishment of debt		(128,598)		(36,223)
Changes in assets and liabilities:
Prepaid expenses		(1,836)		---
Accounts payable		(45,466)		(2,592)
Accrued interest		(20,866)		57,092
Accrued salaries, payroll taxes and related expenses		104,507		7,017
Due to principal shareholder, related party		(89,046)		121,767
Net Cash Used in Operating Activities		(330,175)		(10,966)

Cash flows from Investing Activities:
Investment in affiliate		(19,500)		---
Net Cash Used in Investing Activities		(19,500)		---

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		39,000		11,000
Repayments of notes payable, principal shareholder		(70,250)		(5,000)
Proceeds from loans payable		437,071		---
Proceeds from the sale of common stock		5,000		5,000
Net Cash Provided by Financing Activities		410,821		11,000

Net increase in cash		61,146		34
Cash at beginning of period		105		280
Cash at end of period		$61,251		$314

Supplemental cash flow information:
Interest paid		$26,500	$	---
Taxes paid	$	---	$	---

Non-cash disclosures:
Reclassification to additional paid in capital upon settlement of notes payable	$	---		$23,514
Gain on extinguishment of debt		$162,000	$	---
Common stock issued for principal and interest on convertible notes		$64,350	$	---
Reduction of amount due to principal stockholder and cancellation of common stock in exchange for issuance of preferred stock	$	---		$165,500

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

(Unaudited)

For the nine months ended September 30, 2017

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

The Company’s website offers exclusive cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

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

In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2017 may not necessarily be indicative of the results that may be expected for the year ending December 31, 2017.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either September 30, 2017 or December 31, 2016.

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

Stock Based Compensation

Under ASC 718, Compensation – Stock Compensation, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2017 there were approximately 32,010,035 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

3.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company realized a net loss of $2,225,071during the nine months ended September 30, 2017, a net loss of $274,056 for the nine months ended September 30, 2016, and had net cash used in operating activities of $330,175 and $10,966, respectively, for the same periods. Additionally, the Company has an accumulated deficit of $24,086,267 and a working capital deficit of $2,697,415 at September 30, 2017.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of the filing of these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

In May 2017, the Company received and cancelled an aggregate of six million shares of common stock related to Patriot employment agreements. The Company recorded the cancelled shares at their par value. In July, 2017, the Company received and cancelled the 50,000 shares issued for the purchase transaction and an additional 3,000,000 shares were returned by an individual employed by Patriot. The Company recorded the cancelled shares at their par value. (see Note 11)

6.

Website Development Costs

During the twelve months ended December 31, 2016, the Company issued 5,000,000 shares of its common stock to an outside web service provider for a value of $550,000. In exchange for the consideration paid, the Company planned to use the provider to determine the specific performance requirements necessary to further develop and install software to its existing website to meet its intended use. Due to the Company’s inability to determine feasibility at the date of issuance, these costs were expensed as stock based compensation.  During April 2017, management determined that the service provider would be unable to meet the requirements of the engagement and on May 1, 2017, the 5,000,000 shares issued by Company were returned and cancelled. The Company recorded the cancelled shares at their par value.

7.

Related Party Transactions

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of September 30, 2017, the Company owed $1,105.  There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

Additionally, the majority shareholder has advanced funds in the form of promissory notes. During the three months ending September 30, 2017, the Company repaid $57,750, which includes $26,500 in accrued interest. These promissory notes matured and were payable in six months from the date issued and accrue minimal stated interest at 3%.  As of September 30, 2017, the principal balances on these notes were considered paid in full by the Company.

Total interest accrued on advances and loans in the aggregate as of September 30, 2017 was $3,820.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the nine months ended September 30, 2017 and 2016, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $900 and $900 for the nine months ended September 30, 2017 and 2016, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 30,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement that automatically renewed on March 4, 2017.  The shares were valued at the quoted market price on the date of grant, or $900,000.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term.  The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the nine months ended September 30, 2017 and 2016, the Company recorded compensation expense in the amount of $90,000 and $90,000, respectively.

8.

Accrued Liabilities

Accrued expenses:

	September 30, 2017	December 31, 2016
Accounts payable	$1,000	$46,466
Accrued interest	22,530	43,395
Accrued salaries, payroll taxes, penalties and interest (a)	898,504	793,998
Total accrued expenses, payroll taxes, and related expenses	$922,034	$883,859

(a) The Company has paid or accrued compensation to its Chief Executive Officer totaling $90,000 and $90,000 during the nine months ended September 30, 2017 and 2016, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the unpaid salaries along with related taxes and estimated interest and penalties of $898,504 at September 30, 2017 and $793,998 as of December 31, 2016.

9.

Debt Obligations

The notes outstanding are summarized by their terms below:

Schedule of Convertible Debt

September 30, 2017
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts of $59,918 and $-0-, respectively, attributable to derivative liabilities. As of September 30, 2017, $20,775 was in default.	352,130
Total Principal	$352,130

Summary of Convertible Note Transactions

Convertible notes, January 1	$128,525
Additional notes and warrants, face value	445,065
Extinguishment of debt	(107,750)
Conversions of debt	(53,792)
Remaining Notes Face Value	412,048
Unexpired debt discounts	(59,918)
Convertible notes, September 30	$352,130

On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party.  The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087.  The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. As of September 30, 2017, the Company has reserved 20,616,000 shares.

In connection with the assignment, the Company issued 3,350,000 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. As of September 30, 2017, the Company owed $20,775 and accrued interest of $4,505.

_____

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original Issue Discount”. There is no material relationship between the Company or its affiliates and the Investor and the Company paid no commissions or other placement agent fees. The SPA and the Note are collectively referred to herein as the “Transaction Documents.”

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to ten (10) times the number of shares issuable on conversion of the Note.  As of September 30, 2017, the Company has reserved 15,000,000 shares.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original Issue Discount”. There is no material relationship between the Company or its affiliates and the Investor and the Company paid no commissions or other placement agent fees. Pursuant to the terms of the Note, interest is accrued at a rate of 5% per annum and matures twelve months from the effective date of each payment.  The note holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05. The conversion option and the outstanding common stock warrants on that date will be classified as derivative liabilities at their fair value on the date of issuance.  Under ASC-815 the conversion options embedded in notes payable require liability classification because the note does not contain an explicit limit to the number of shares that could be issued upon settlement.

_____

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three and a half (3.5) times the number of shares issuable on full conversion of the Note. As of September 30, 2017, the Company has reserved 105,000,000 shares.

The Company determined that the conversion feature meets the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. (see Note 10) The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  As of September 30, 2017, the Company owed $157,527 (net of debt discounts of $7,473) and accrued interest of $8,071.

_____

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of September 30, 2017.  The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. As of September 30, 2017, the Company has reserved 27,738,095 shares.

The Company determined that the conversion feature meets the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. (see Note 10) The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.

On September 13, 2017, the Company issued 3,571,429 shares of common stock in satisfaction of $23,273 in principal and $6,727 in interest, for a total value of $30,000.

On September 29, 2017, the Company agreed to issue 3,690,476 shares of common stock in satisfaction of $30,519 in principal and $481 in interest, for a total value of $31,000.  As of September 30, 2017, the Company has recorded the conversion against the debt and interest and credited common stock payable for the total value of $31,000.

As of September 30, 2017, the Company owed $158,913 (net of debt discounts of $50,314) and accrued interest of $6,058.

_____

On January 13, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. On May 8, 2017, the third party lender who accepted the assignment agreed to release the company from all obligations under the note. As a result, the Company has recognized a gain on the extinguishment of debt in the amount of $51,821; which consisted of principal in the amount of $36,750 and $15,071 of interest.

_____

On April 12, 2017, the Company was released from its obligation to pay the remaining balance of a convertible note payable and has recorded a gain on the extinguishment of debt in the amount of $76,777; which consisted of principal in the amount of $71,000 and $5,777 of interest.

_____

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

On November 28, 2016, the Company issued 7,600,000 common shares valued at a contract value of $0.01 per share, for a total value of $76,000; converting $9,429 of principal and $66,571 of interest against the balance of a convertible note payable.

10.  Derivatives and Fair Value

The Company evaluated the terms of the convertible notes and warrants, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, true-up, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  Amortization of debt discounts on Company financing as of September 30, 2017 was $95,158, included in interest expense.

A derivative liability in the amount of $1,485,233 and $576,757 has been recorded as of September 30, 2017 and 2016, respectively, related to the above notes and warrants.  The derivative value was calculated using the Binomial method.

Assumptions used in the derivative valuation were as follows:

September 30, 2017
Weighted Average:
Dividend rate	0.00%
Risk-free interest rate	1.31% - 1.62%
Expected lives (years)	.563yrs - 3yrs
Expected price volatility	424.45% - 1,088.21%

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Binomial model for calculating the fair value as of September 30, 2017:

	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$ 1,485,233	$ ---	$ ---	$ 1,485,233	$ 1,485,233
Total Derivative Liabilities	$ 1,485,233	$ ---	$ ---	$ 1,485,233	$ 1,485,233

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3):

Fair Value Measurements using inputs
Balance, December 31, 2016	$ 699,090
Total (gain) losses realized and included in net loss	786,143
Balance, September 30, 2017	$ 1,485,233

11.  Equity

Stock Subscriptions

On January 13, 2017, the Company issued 5,000 common shares for cash.  Consideration to the Company was $5,000, or $1.00 per share.

In September, 2016, the Company issued 200,000 shares of common stock to two individuals for cash.  The shares were valued at $0.025 per share, or $5,000.

Stock Compensation

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 30,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement.  The shares were valued at $0.03, the quoted market price on the date of issuance, or $900,000.

On June 7, 2017, the Company issued 2,000,000 shares pursuant to a Service Agreement entered into on that date for investor relation services.  The shares were valued at $0.05 per share, the closing market price on the date of issuance, or $100,000. On July 6, 2017, the Company terminated the investor relation agreement. The common shares issued in this transaction will remain issued and outstanding and the corresponding value of $100,000 was recorded to compensation expense.

On May 8, 2017, the Company issued 1,153,000 shares in consideration of financing received by the Company.  The shares were valued at $0.055, the quoted market price on the date of issuance, or $63,415.

On January 18, 2017, the Company issued 10,000 shares pursuant to a Consulting Agreement entered into on that date.  The consultant was engaged to perform research related to hemp processing in the State of Florida.  The shares were valued at $3.20 per share, the closing market price on the date of issuance, or $32,000. These services were completed prior to September 30, 2017 and as a result the entire amount was recorded as compensation expense

In November, 2016, the Company entered into two-year Employment Agreements with five individuals in exchange for agricultural management services related to our acquisition of Patriot Bioenergy in January 2017.  An aggregate of 15,000,000 shares of common stock was issued and immediately vested, for an aggregate value of $1,800,000, which was included in compensation expense.  The shares were valued at $0.12, the quoted market price on the date of issuance.  In April 2017, the Company terminated the employees of Patriot and on May 25, 2017, 6,000,000 shares were returned to the Company and cancelled.  The Company recorded the cancelled shares at their par value.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $0.05.  As of September 30, 2017, the Company had received $35,000 of loan proceeds; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The fair value of the warrant at issuance was $12,565 and was recorded as a liability. The Company estimates the fair value at each reporting period using the Binomial Method and derivative liabilities in the amount of $32,466 and $0 were recorded as of September 30, 2017 and 2016, respectively.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017.  The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method and derivative liabilities in the amount of $24,643 and $0 were recorded as of September 30, 2017 and 2016, respectively.

Other

On July 10, 2017, the Company received and cancelled 50,000 common shares issued to Patriot Bioenergy.  The Company recorded the cancelled shares at their par value. (see Note 5)

On July 10, 2017, the Company received and canceled 3,000,000 common shares issued to an employee of Patriot Bioenergy. The Company recorded the cancelled shares at their par value. (see Note 5)

During the year ended December 31, 2016, the Company issued 5,000,000 shares for web services. On May 1, 2017, the Company terminated the agreement and the shares were returned to the Company.

During the nine months ended September 30, 2017 and 2016 the Company recorded in-kind contributions for rent expense in the amount of $900, respectively.

The Company’s Board of Directors approved a reverse stock split of: 1:10,000 on July 15, 2016.  All shares have been retroactively restated for this reverse stock split.

Amendments to the Articles of Incorporation

On July 21, 2017, the Board of Directors recommended and the majority shareholder (holding 94% of the voting shares) voted in favor of increasing the authorized capital of the Company from Two Hundred Fifty Million (250,000,000) shares, to One Billion (1,000,000,000) shares.  The Company filed the Articles of Amendment with the Florida Department of State, to be effective August 1, 2017.

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

As of September 30, 2017, the total number of shares this corporation is authorized to issue is 1,000,000,000 (one billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares
Common	$0.00001	999,000,000
Preferred Stock, Series A	$0.0001	500,000

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

On June 6, 2017, the Company entered into a Service Agreement with a third party for Investor Relation Services.  Pursuant to the terms of the Agreement, the Company is to pay $5,000 monthly for a period of six months for a total of $30,000.  In addition, the Company agreed to issue common stock of the Company in two installments valued at $100,000 each. The first share installment is due on the date the Agreement was consummated (see Note 11); and the second share installment is due on day 90 of the Agreement.  Shares issued in relation to this Agreement will be restricted for a period of twelve months, while the entire Agreement expires after a period of six months.  On July 6, 2017, the Company terminated the investor relation agreement and the common shares issued in this transaction will remain issued and outstanding.

13.  Subsequent Events

On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date.  The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days.  After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature meets the definition of a liability and will therefore bifurcate the conversion feature and account for it as a separate derivative liability.

On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature meets the definition of a liability and will therefore bifurcate the conversion feature and account for it as a separate derivative liability.

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

For the three months ended September 30, 2017 compared to the three months ended September 30, 2016

The Company earned no revenues for the three month periods ended September 30, 2017 and 2016, respectively.

Operating expenses were $953,549 and $45,516 for the three month periods ended September 30, 2017 and 2016 and   interest expense was $61,550 and $6,868, respectively.  The Company recorded a loss of $1,789,202 for the three months ended September 30, 2017 as compared to a loss of $260,736 for the three months ended September 30, 2016. The change is largely indicative of increased volatility in the fair value of the Company’s common stock and stock compensation issued to the Company’s executive officer.

For the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016

The Company earned no revenues for the nine month periods ended September 30, 2017 and 2016, respectively.

Operating expenses were $1,199,413 and $129,822 for the nine month periods ended September 30, 2017 and 2016 and   interest expense was $206,113 and $65,328, respectively.  The Company recorded a loss of $786,143 on the change in the fair value of its derivative financing for the nine months ended September 30, 2017, while recording a loss of $115,129 for the nine months ended September 30, 2016. The change is largely indicative of increased volatility in the fair value of the Company’s common stock. In addition, during the nine months ended September 30, 2017, the Company incurred an impairment loss on its investment in Patriot Bioenergy in the amount of $162,000.  This included the fair value of the common stock issued for the assets of Patriot and $19,500 in cash expenses paid for by the Company on behalf of Patriot. The Company also recognized gains on the extinguishment of debt during the nine months ended September 30, 2017 and 2016 in the amounts of $128,598 and $36,223, respectively.

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

At September 30, 2017, the Company has cash in the amount of $61,251.  The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern. and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2017, we had negative working capital of $2,697,415 and during the nine months ended September 30, 2017, we have used cash of $330,175 in our operating activities.

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

In February 2016, the FASB codified in ASC Topic 606, Revenue From Contracts with Customers.  The transition provisions require a public business entity to adopt this standard beginning after December 31, 2017, including interim reporting periods within that reporting period. The Company does not believe that adoption of ASC 606 will have a significant impact on its financial statements at this time.

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended September 30, 2017, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAC GROUP, INC.

Dated: November 14, 2017	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director