Form 10-K
period 2017-12-31
REAC GROUP, INC.
filed 2018-04-17
CIK 1520528

Financial Statements

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Yes  ☑No  ☐

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

1

Financial Statements

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  ☐ Yes ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2017: $231,280.

Number of the issuer’s shares of Common Stock outstanding as of April 17, 2018:  252,951,154

Documents incorporated by reference: None.

2

Financial Statements

3

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

The Company’s website will offer exclusive cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

RealEstateContacts.com will serve as an internet portal that will feature a real estate search engine that directs consumers to receive more detailed information about their local agents, brokers, and offices, with regards to showing current listings, homes for sale, commercial properties, mortgages, and foreclosures.

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

The Company provides consumers the opportunity to view real estate listings and homes for sale from their local real estate in their local markets and in most markets and cities throughout the United States.

We enable real estate professionals to better promote themselves and their listings and connect with transaction-ready consumers through our online websites and marketing website products.

Business Operations

REAC Group, Inc., through their real estate website, will provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers.   (www.realestatecontacts.com).

The Company’s real estate website is conducted solely within the Internet. Our Company matches buyers, sellers, and real estate brokers’ agents and offices anywhere in the world.

Products and Services

The Company has designed a real estate website that will operate as a real estate search portal www.realestatecontacts.com that features the real estate professional’s profiles and other real estate service providers in their service areas.

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

We will also offer other real estate service providers the opportunity to advertise their services in the cities they work in.

Our website will set the stage to drive more business for our real estate professionals as well as small business owners.

Participating real estate brokers, offices and agents receive EXCLUSIVE coverage in the cities, areas and territories that they service.

The Company intends to generate its revenue from selling advertising to real estate professionals and real estate service providers that are featured on our real estate portal.

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

REAC Group, Inc. was incorporated on March 10, 2005.  For the years ended December 31, 2017, and 2016, net losses were $838,214 and $5,465,973, respectively.   Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history.  Additionally, the Company has been unsuccessful in generating any significant revenues since its inception.  This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations.  The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment.  The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future.  The Company anticipates that its operating expenses will increase in concert with its planned operations.  Any significant failure to realize anticipated revenue growth could result in further losses.  The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

Financial Statements

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

The Company’s officer/director currently owns approximately 150,005,002 shares (65%), as of March 2, 2018, of the Company’s outstanding Common Stock and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

The Company may become dependent upon only a few customers for a significant portion of its revenue.  If these customers no longer require our service, it will have an adverse effect on our business operations.

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

Financial Statements

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders.  We are currently authorized to issue an aggregate of 10,000,000,000 shares of capital stock consisting of 9,999,000,000 shares of common stock, par value $.00001 per share, and 1,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock, par value $0.0001 per share (“Series A”), as per the amended and restated Articles of Incorporation, effective February 20, 2018.

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

Financial Statements

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

Financial Statements

PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Over the Counter Bulletin Board (“OTC Pink”) under the symbol “REAC” for the reporting period.  Although we are listed on the OTC Pink, there can be no assurance that an active trading market for our stock will develop. Price quotations on the exchange will reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

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

At the present time we have outstanding warrants to purchase securities convertible into common stock. (See Note 10 to the Financial Statements.)

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter market (OTC: Pink) electronic quotation service under the symbol “REAC.”

	High*	Low*
Fiscal Year 2017
First quarter ended March 31, 2017	$3.79	$0.0575
Second quarter ended June 30, 2017	$0.085	$0.0359
Third quarter ended September 30, 2017	$0.085	$0.0140
Fourth quarter ended December 31, 2017	$0.036	$0.0050

Fiscal Year 2016
First quarter ended March 31, 2016	$1.00	$1.00
Second quarter ended June 30, 2016	$1.00	$1.00
Third quarter ended September 30, 2016	$1.00	$0.0200
Fourth quarter ended December 31, 2016	$3.55	$0.1101

* Share quotations retroactively restated for reverse stock splits of 10,000:1 on July 15, 2016

Approximate Number of Equity Security Holders

 As of December 31, 2017, there were approximately 122 certificate holders of record of the Company’s common stock.

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

Our Operating Strategy

Our website allows real estate professionals and consumers to interact through the Internet as a business medium.  Our operating strategy is to feature exclusively real estate agents websites on the www.realestatecontacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale.  This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

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

Our real estate search portal website will also include local real estate service providers that want more traffic and exposure to their business website for potential new clients.

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

The RealEstateContacts.com portal website will also feature local real estate service providers such as local or national mortgage lenders and mortgage brokers. By featuring local mortgage brokers our website allows the consumer to have access to any financial questions and can receive all the information they need quickly in their geographical area.

Our goal is to connect real estate professionals with consumers who are interested in buying or selling a home.

We anticipate generating revenues from advertising sales from real estate professionals on our current website.

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

Results of Operations

For the years ended December 31, 2017 and 2016.

Revenues

For the years ended December 31, 2017 and 2016, we generated no revenues.

Operating Expenses

Operating expenses were incurred in the amount of $1,236,390 and $5,189,788 for the years ended December 31, 2017 and 2016, respectively.  The decrease was largely due to a decrease in stock based compensation resulting from shares issued for services of $4,023,000; which included stock valued at $550,000 issued in exchange for services related to determining specific performance requirements necessary in further developing and installing software to our existing website; thereby restoring its full functionality.  We anticipate that our professional fees ($54,994 in 2017 vs $53,997 in 2016) will remain significant as we maintain compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $822,873 and $5,465,973 for the years ended December 31, 2017 and 2016, respectively.  The decreased loss is largely due to significant decreases in stock based compensation and the change in the fair value of our derivative financing. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

The Company has negative working capital, in the amount of $1,200,880 as of December 31, 2017 and has used cash from operations of $303,209.  The Company received $5,000 in proceeds from the issuance of common stock for the year ended December 31, 2017 and none for the year ended December 31, 2016.

At December 31, 2017 the Company’s cash balance was $51,396.  The Company anticipates generating revenue, which will partially mitigate cash flow deficiencies; however, without revenue at the present time, we are unable to cover our cash requirements without relying upon loans and advances.  In consideration of the potential shortfall in adequate resources, management has disclosed its substantial doubt about its ability to continue as a going concern and our auditor has also expressed the same in their auditors’ report.

We do believe that we will have enough cash to support our daily operations, at reduced levels of development, beyond the next 12 months while we are attempting to expand operations and produce revenues.  Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months.  In addition, we anticipate we will need an additional minimum of $120,000 to cover operational and administrative expenses for the next twelve months.  The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee.  If we are unable to satisfy our cash requirements we may be unable to proceed with our plan of operations.

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

Financial Statements

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

Subsequent Events

On March 1, 2018, the sole director accepted an offer to convert $112,266 of the existing unpaid compensation to Robert DeAngelis in exchange for the issuance to him of 449,065 shares of the Company’s Series A Preferred Shares.

On February 20, 2018, the Board of Directors recommended and the majority shareholder (holding 83% of the voting shares) voted in favor of increasing the authorized capital of the Company from Three Billion (3,000,000,000) shares, to Ten Billion (10,000,000,000) shares.  No change was made to the number of preferred shares authorized.  Accordingly, as of February 20, 2018, the total authorized capital of the Company will be comprised of Nine Billion Nine Hundred Ninety-Nine Million (9,999,000,000) shares of common stock, par value $0.00001 per share, and One Million (1,000,000) shares of Preferred Stock, of which Five Hundred Thousand (500,000) shares are designated as Series A Preferred Stock, par value $0.0001 per share.

On February 5, 2018, the Board of Directors recommended and the majority shareholder (holding 74% of the voting shares) voted in favor of increasing the authorized capital of the Company from One Billion (1,000,000,000) shares, to Three Billion (3,000,000,000) shares.  No change was made to the number of preferred shares authorized.  Accordingly, as of February 5, 2018, the total authorized capital of the Company will be comprised of Two Billion Nine Hundred Ninety-Nine Million (2,999,000,000) shares of common stock, par value $0.00001 per share, and One Million (1,000,000) shares of Preferred Stock, of which Five Hundred Thousand (500,000) shares are designated as Series A Preferred Stock, par value $0.0001 per share.

On January 23, 2018, the Company issued 100,000,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement.  The shares were valued at $0.0033, which is the average price for which the Company stock sold during the ten (10) trading days ending January 23, 2018, as reported on OTCMarkets website.

Common Shares issued for Repayment of Notes

In November 2017, the Company issued an aggregate of 5,000,000 shares of common stock, for a value of $5,000 in satisfaction of $4,859 in principal and $141 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 3,114,800 shares of common stock, for a value of $11,213 in satisfaction of $461 in principal and $10,753 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 3,880,000 shares of common stock, for a value of $3,880 in satisfaction of $2,891 in principal and $989 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued an aggregate of 3,690,476 shares of common stock, for a value of $31,000 in satisfaction of $30,519 in principal and $481 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

Financial Statements

In October 2017, the Company issued 3,880,000 shares of common stock, for a value of $3,880 in satisfaction of $3,880 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In September 2017, the Company issued 3,571,429 shares of common stock, for a value of $30,000 in satisfaction of $23,273 in principal and $6,727 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In July 2017, the Company issued an 3,350,000 shares of common stock, for a value of $3,350 in satisfaction of $3,350 accrued interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest and the recorded derivative liability.

In May 2017, the Company authorized the issuance of 1,153,000 shares of common stock, for a value of $63,415, in satisfaction of $63,415 in finance costs associated with a convertible note payable.  The Company recorded the issuance at the fair value on the date of grant, which was $0.055 per share.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2017 and 2016, which are contained in this filing, the Company’s 2017 Annual Report on Form 10-K.  The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

Financial Statements

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

As of December 31, 2017 and 2016

Contents

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

REAC Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of REAC Group, Inc. as of December 31, 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2017 and the related notes (collectively referred to as the financial statements).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and the results of its operations and its cash flows for the year ended December 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and cash used in operations of approximately $823,000 and $303,000, respectively for the year ended of December 31, 2017 and a working capital deficit of approximately $1,201,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audit.  We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

Our audit includes performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audit provides a reasonable basis for our opinion.

The financial statements as of December 31, 2016, were audited by D’Arelli Pruzansky, P.A., who sold its audit practice to Assurance Dimensions, Inc. as of May 3, 2017, and whose report dated April 17, 2017, expressed an unmodified opinion on those statements.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

April 12, 2018

Financial Statements

REAC Group, Inc.

Balance Sheets

	December 31, 2017	December 31, 2016

Assets
Current assets
Cash	$51,396	$105
Prepaid expenses	461	-
Total current assets	51,857	105

Total assets	$51,857	$105

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$-	$46,466
Accrued interest	14,559	43,395
Accrued salaries, payroll taxes, and penalties and interest	853,011	793,998
Derivative liability	-	699,090
Due to principal shareholder	47	90,151
Notes payable to principal shareholder	-	31,250
Convertible notes payable (net of debt discount of $14,648 and $0, respectively)	350,073	128,525
Warrant derivative liability	35,047	-
Total current liabilities	1,252,737	1,832,875
Total liabilities	1,252,737	1,832,875

Commitments and Contingencies (Note 13)	-	-

Stockholders' Deficit
Preferred Stock Series A $.0001 par value, 500,000 shares authorized; 50,935 and 50,935 shares issued and outstanding, respectively	5	5
Preferred Stock, no designation, 500,000 shares authorized; none issued and outstanding
Common Stock, $0.00001 par value, 999,000,000 shares authorized; 93,642,790 and 47,988,085 shares* issued and outstanding, respectively	936	480
Additional paid-in capital	21,482,249	20,027,941
Accumulated deficit	(22,684,069)	(21,861,196)
Total stockholders' deficit	(1,200,879)	(1,832,770)
Total Liabilities and Stockholders' Deficit	$51,857	$105

* shares retroactively restated for reverse stock split of 1:10,000 on July 15,2016

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Statements of Operations

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenues	$-	$-

Operating expenses:
Compensation	1,016,013	5,126,827
Professional	154,994	53,997
Rents	1,200	1,200
General and administrative	64,183	7,764
Total operating expenses	1,236,390	5,189,788

Net loss from operations	(1,236,390)	(5,189,788)

Other income/(expense)
Interest expense	(259,175)	(43,337)
Change in fair value of derivative liability	(526,070)	(269,071)
Gain on write-off of derivative liability	1,232,164
Gain on extinguishment of debt	128,598	36,223
Impairment of asset	(162,000)	-
Net gain/(loss) loss before provision for income taxes	(822,873)	(5,465,973)

Provision for income taxes	-	-

Net loss	$(822,873)	$(5,465,973)

Loss per share, basic and dilutive	$(0.01)	$(1.10)

Weighted average shares outstanding, basic and dilutive	61,713,363	4,985,143

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Statements of Shareholders’ Equity (Deficit)

	Preferred		Common		Additional	Accumulated
	Shares	Amount	Shares*	Amount	Paid in Capital	Deficit	Total
Balance as of December 31, 2015	-	$-	106,753	$1	$14,952,867	$(16,395,223)	$(1,442,355)

Fractional shares issued in stock split	-	-	1,426	-	-	-	-

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Preferred, Series A issued	50,935	5	(60,000)	(1)	165,496	-	165,500

Shares issued in satisfaction of loan debt and interest	-	-	7,739,906	77	98,658	-	98,735

Common shares issued as compensation for services	-	-	40,000,000	400	4,749,600	-	4,750,000

Reclassification of derivative liability upon conversion	-	-	-	-	55,123	-	55,123

Common stock issued for cash	-	-	200,000	2	4,998	-	5,000

Net loss for the year						(5,465,973)	(5,465,973)

Balance as of December 31, 2016	50,935	$5	47,988,085	$480	$20,027,941	$(21,861,196)	$(1,832,770)

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Common stock issued for cash	-	-	5,000	-	5,000	-	5,000

Common shares issued as compensation for services	-	-	30,010,000	300	931,700	-	932,000

Discounts on convertible debt and warrants	-	-	-	-	122,326	-	122,326

Common shares issued for purchase of assets			50,000	1	142,500		142,500

Cancellation of common shares			(14,050,000)	(141)	141		-

Shares issued in satisfaction of loan debt and interest			26,486,705	265	88,058		88,323

Common stock issued for finance costs			1,153,000	12	63,403		63,415

Common stock issued for investor relations			2,000,000	20	99,980		100,000

Net loss for the year						(822,873)	(822,873)

Balance as of December 31, 2017	50,935	$5	93,642,790	$936	$21,482,249	$(22,684,069)	$(1,200,879)

*shares retroactively restated for reverse stock split of 1:10,000 on July 15,2016

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Statements of Cash Flows

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Cash Flows from Operating Activities:
Net loss	$(822,873)	$(5,465,973)
Adjustment to reconcile net loss to net cash provided by operations:
Stock based compensation	1,032,000	4,750,000
In kind contribution of rent	1,200	1,200
Gain on extinguishment of debt	(128,598)	-
Change in derivative liability	526,070	269,071
Gain in write-off of derivative liability	(1,232,164)
Impairment of asset (investment)	162,000	-
Amortization of debt discounts and finance costs	266,011	(36,223)
Changes in assets and liabilities:
Prepaid expenses	(461)	-
Accounts payable	(46,466)	40,874
Accrued interest	(28,837)	(17,462)
Accrued salaries, payroll taxes, penalties and interest	59,013	256,827
Due to principal shareholder	(90,104)	190,511
Net Cash Used by Operating Activities	(303,209)	(11,175)

Cash Flows from Investing Activities:
Investment in Patriot	(19,500)	-
Net Cash Used by Investing Activities	(19,500)	-

Cash Flows from Financing Activities:
Proceeds from shareholder loans and advances	39,000	11,000
Repayments of shareholder loans and advances	(70,250)	-
Proceeds from loans and notes	400,250	-
Repayments of loans and notes	-	(5,000)
Proceeds from the issuance of common stock	5,000	5,000
Net Cash Provided by Financing Activities	374,000	11,000

Net increase (decrease) in cash	51,291	(175)
Cash at beginning of period	105	280
Cash at end of period	$51,396	$105

Supplemental cash flow information:
Interest paid	$26,500	$-
Taxes paid	$-	$-

Non-cash disclosures
Common stock issued for conversion of debt and interest	$88,323	$98,735
Common shares issued as finance costs	$63,415	$-
Reclassification of derivative to additional paid in capital upon conversion of notes payable	$-	$55,123

The accompanying notes are an integral part of these financial statements.

Financial Statements

REAC Group, Inc.

Notes to the Financial Statements

For the years ended December 31, 2017 and 2016

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

2.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying audited financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with the instructions to Form 10-K and Regulation S-K.

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

Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2017 and 2016, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815.

During the year ended December 31, 2017 and 2016, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments for the year ended December 31, 2016. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes.  As a result, the Company recognized a gain of $1,232,164 on the write-off of the derivative liability as of December 31, 2017.

Beneficial Conversion Features

ASC 470-20 applies to convertible securities with beneficial conversion features that must be settled in stock and to those that give the issuer a choice in settling the obligation in either stock or cash. ASC 470-20 requires that the beneficial conversion feature should be valued at the commitment date as the difference between the conversion price and the fair market value of the common stock into which the security is convertible, multiplied by the number of shares into which the security is convertible. This amount is recorded as a debt discount and amortized over the life of the debt. ASC 470-20 further limits this amount to the proceeds allocated to the convertible instrument.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either December 31, 2017 or December 31, 2016.

Financial Statements

Accounts Receivable

The Company currently does not issue credit on services provided, therefore there are no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company recorded an impairment loss on its long-lived assets in the amount of $162,000 and $0 for the years ended December 31, 2017 and 2016, respectively.

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

Financial Statements

The Company has adopted ASC 740-10-25 Definition of Settlement, which provides guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits and provides that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. As of December 31, 2017, tax years ended December 31, 2016, 2015, and 2014 are still potentially subject to audit by the taxing authorities.

The Tax Cuts and Jobs Act of 2017 changed the top corporate tax rate from 35% to one rate of 21%. This rate will be effective for corporations whose tax year begins after January 1, 2018, and it is a permanent change. Under ASC 740, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The resulting amendments to Internal Revenue Code Section 172 disallow the carryback of net operating losses but allow for the indefinite carryforward of those net operating losses. Pursuant to Section 172(e)(2) of the statute, the amended carryback and carryover rules apply to any net operating loss arising in a taxable year ending after Dec. 31, 2017.  In addition to the carryover and carryback changes, the Act also introduces a limitation on the amount of net operating losses that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available net operating loss carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the “80-percent limitation”). This limitation applies only to losses arising in tax years that begin after Dec. 31, 2017 based upon section 172(e)(1) of the amended statute. For net operating losses generated in tax years ending before Jan. 1, 2018, historical rules are applicable.

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of December 31, 2017, there were approximately 147,219,884 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

3.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $822,873 during the year ended December 31, 2017 and had net cash used in operating activities of $303,209 for the same period. Additionally, the Company has an accumulated deficit of $22,684,069 and a working capital deficit of $1,200,880 at December 31, 2017.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

Financial Statements

In September 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2017-13 (ASU 2017-13) which addresses “Revenue Recognition” (Topic 605), "Revenue from Contracts with Customers" (Topic 606), and Leases (Topics 840 and 842). ASU 2017-13 requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2017-13 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We have evaluated the impact of the adoption of ASU 2017-13 on our financial statements and determined that upon generating revenue, the Company will implement accounting system changes and provide the additional disclosure requirements related to the adoption.

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

Recently Issued Accounting Standards Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date.

5.

Investment

On January 4, 2017, the Company executed an Asset Purchase Agreement with Patriot Bioenergy Corporation, a Kentucky corporation, for the purchase of all of the assets related to the business of operating a hemp processing and growth operation and selling hemp related products.  Pursuant to the Agreement, the Company issued 50,000 common shares which were valued at $142,500 based on the closing market price of the stock on the date of closing of the asset acquisition.  In addition, the Company paid expenses of Patriot totaling $19,500, resulting in a total investment of $162,000

The Company has requested accounting records relating to the assets purchased, but Patriot has provided no such records.  Accordingly, the Company cannot allocate the purchase price among any specific assets purchased.  As a result, On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017.  REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company necessary to prepare the financial statements and pro forma financial information required of a reporting company.  As of March 31, 2017, the Company was unable to re-acquire the 50,000 shares issued for the purchase transaction, along with an aggregate of 15,000,000 shares issued in November 2016 to five individuals currently employed by Patriot (see Note 11, Stock Compensation).  As a result, the Company deemed the entire investment to be impaired and recorded an impairment loss of $162,000 as of March 31, 2017.

Financial Statements

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

6.

Website Development Costs

During the twelve months ended December 31, 2016, the Company issued 5,000,000 shares of its common stock to an outside web service provider for a value of $550,000. In exchange for the consideration paid, the Company planned to use the provider to determine the specific performance requirements necessary to further develop and install software to its existing website to meet its intended use. Due to the Company’s inability to determine feasibility at the date of issuance, these costs were expensed as stock-based compensation.  During April 2017, management determined that the service provider would be unable to meet the requirements of the engagement and on May 1, 2017, the 5,000,000 shares issued by Company were returned and cancelled. The Company recorded the cancelled shares at their par value.

7.

Related Party Transactions

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.  As of December 31, 2017 and 2016, the Company owed $47 and $90,151, respectively.  There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

Additionally, the majority shareholder has advanced funds in the form of promissory notes. During the year ending December 31, 2017, the Company received an additional $39,000 and repaid $96,750, which included payment of $26,500 in accrued interest. These promissory notes matured and were payable in six months from the date issued and accrue minimal stated interest at 3%.  The balance as of December 31, 2016 was $31,250.  As of December 31, 2017, the principal balances on these notes were paid in full by the Company.

Total interest accrued on advances and loans in the aggregate as of December 31, 2017 was $6,837.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the years ended December 31, 2017 and 2016, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $1,200 and $1,200 for the twelve months ended December 31, 2017 and 2016, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

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

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term.  The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the years ended December 31, 2017 and 2016, the Company recorded compensation expense in the amount of $120,000 and $120,000, respectively.

8.

Accrued Liabilities

Accounts Payable and Accrued Expenses:

	December 31, 2017	December 31, 2016
Accounts payable	$-	$46,466
Accrued interest	14,559	43,395
Accrued salaries, payroll taxes, penalties and interest (a)	853,011	793,998

(a) The Company has accrued compensation to its Chief Executive Officer totaling $120,000 and $120,000 during the years ended December 31, 2017 and 2016, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $853,011 and $793,998 at December 31, 2017 and 2016, respectively.

9.

Debt Obligations

Financial Statements

The Company owed an aggregate of $364,632 in principal and accrued interest at December 31, 2017; of which, $350,073 represents convertible notes payable and $14,559 represents accrued interest.  At December 31, 2016, the Company owed an aggregate of $203,170 in principal and accrued interest; of which, $128,528 represents convertible notes payable, $31,250 represents notes payable to the principal shareholder, and $43,395 represents accrued interest.

Convertible Notes Payable

During the year ended December 31, 2017 and 2016, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. Accordingly, the Company has recognized a derivative liability in connection with such instruments for the year ended December 31, 2016. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. During the year ended December 31, 2017, the Company recognized losses in the change in fair value of the derivative liability of $526,070. As of December 31, 2017, the derivate liability balance of $1,232,164 was recorded as a gain on the write-off of derivative liabilities on the statement of operations as of December 31, 2017.

	December 31,
	2017	2016
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $14,648 and $0, respectively.	$364,721	$128,525
Principal	364,721	128,525
Debt discount	(14,648)	-
Total Principal	$350,073	$128,525

Summary of Convertible Note Transactions

Convertible notes, January 1	$128,525	$196,865
Additional notes, face value	405,949	-
Payments and adjustments	(107,750)	(42,252)
Conversions of debt	(62,003)	(26,088)
Unamortized debt discounts	(14,648)	-
Convertible notes, December 31	$350,073	$128,525

On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. As of December 31, 2017, the Company owed $20,000 and accrued interest of $238.

_____

On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date.  The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days.  After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion

Financial Statements

feature and accounted for it as a separate derivative liability. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. As of December 31, 2017, the Company owed $53,000 and accrued interest of $1,587. As of December 31, 2017, the Company has reserved 162,185,792 shares.

_____

On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087.  The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. As of December 31, 2017, the Company has reserved 11,736,000 shares.

In connection with the assignment, the Company issued 3,350,000 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. Also, during the year ended December 31, 2017, the Company issued an aggregate of 12,760,000 common shares in payment of $7,750 in principle and $5,010 in accrued interest.  As of December 31, 2017, the Company owed $13,025 and accrued interest of $194.

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

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05. (See Note 10)

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to ten (10) times the number of shares issuable on conversion of the Note.  As of December 31, 2017, the Company has reserved 75,000,000 shares.

Interest on the Note is accrued at a rate of 5% per annum and matures twelve months from the effective date of each payment.  The note holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date.  As of December 31, 2017, the Company owed $47,565 and accrued interest of $1,173.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three and a half (3.5) times the number of shares issuable on full conversion of the Note. As of December 31, 2017, the Company has reserved 230,355,048 shares.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability as of December 31, 2016. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.

During the twelve months ended December 31, 2017, the Company issued 3,114,800 common shares as payment of $461 in principle and $10,253 in accrued interest.  As of December 31, 2017, the Company owed $164,539 in principle and accrued interest of $2,802.

Financial Statements

_____

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2017.  The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date. (See Note 10)

The Secured Convertible Promissory Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to $0.25 per share. In the event the minimum market capitalization falls below $6,000,000, then the conversion price is the lesser of the stated price of $0.25 or the market price (as calculated pursuant to the Agreement). The Company may prepay the Note at any time by payment of 125% of the principal, interest and other amounts then due under the Note.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. As of December 31, 2017, the Company has reserved 27,738,095 shares.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability as of December 31, 2016. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes.  The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.

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

As of December 31, 2017, the Company owed $178,708 in principle and accrued interest of $10,066.

On January 13, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. On May 8, 2017, the third-party lender who accepted the assignment agreed to release the Company from all obligations under the note. As a result, the Company has recognized a gain on the extinguishment of debt in the amount of $51,821; which consisted of principal in the amount of $36,750 and $15,071 of interest.

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

Financial Statements

10.  Warrant Liabilities

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. (See Note 9) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1”) which grants the investor the right to purchase at any time on or after each tranche, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance.  During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note. The Company estimates the fair value at each reporting period using the Binomial Method.  The warrant derivative liability as of December 31, 2017 was $32,268.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2017. (See Note 9) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 2”)which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. Under ASC-815 the conversion options embedded in notes payable require liability classification because the note does not contain an explicit limit to the number of shares that could be issued upon settlement.

The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. The warrant derivative liability as of December 31, 2017 was $2,779.

The following table indicates the fair value of the warrant recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Value as of December 31, 2017
Warrant 1	$ 35,000	$0.0500	700,000	$0.03	$12,565	$32,268
Warrant 2	$ 57,500	$0.1097	524,157	$0.09	$ -0-	$ 2,779
	$ 92,500		1,224,157		$12,565	$35,047	$35,047

11.  Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan.  The derivative values are calculated using the Binomial method. A derivative liability in the amount of $0 and $699,090 has been recorded, as of December 31, 2017 and 2016, respectively.

During the years ended December 31, 2017 and 2016, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable.  Accordingly, the Company recognized a derivative liability in connection with such instruments for the year ended December 31, 2016, however during the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g.,

Financial Statements

Black-Scholes-Merton, Binomial), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017.  Assumptions used in the derivative valuation as of December 31, 2016 were as follows:

	December 31,
	2017	2016
Weighted Average:
Dividend rate	-	0.00%
Risk-free interest rate	-	0.49%
Expected lives (years)	-	.736
Expected price volatility	-	507.8%

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At December 31, 2017 and 2016, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Binomial model for calculating the fair value, as of December 31, 2017 and 2016:

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the twelve months of fiscal years 2017 and 2016:

Fair Value Measurements using inputs	December 31, 2017	December 31, 2016
Balance, January 1,	$699,090	$485,142
Loss on change in fair value realized and included in net loss	533,074	269,071
Gain on write-off of derivative liability	(1,232,164)	-
Purchases, issuances and settlements	-	(55,123)

Balance, December 31,	$-	$699,090

12.  Income Tax

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

The Tax Cuts and Jobs Act of 2017 changed the top corporate tax rate from 35% to one rate of 21%. This rate will be effective for corporations whose tax year begins after January 1, 2018, and it is a permanent change. Under ASC 740, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The resulting

Financial Statements

amendments to IRC Section 172 disallow the carryback of net operating losses but allow for the indefinite carryforward of those net operating losses. Pursuant to Section 172(e)(2) of the statute, the amended carryback and carryover rules apply to any net operating loss arising in a taxable year ending after Dec. 31, 2017.  In addition to the carryover and carryback changes, the Act also introduces a limitation on the amount of net operating losses that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available net operating loss carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the “80-percent limitation”). This limitation applies only to losses arising in tax years that begin after Dec. 31, 2017 based upon section 172(e)(1) of the amended statute.

The new tax bill reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.3% to 24.3%. The change in blended tax rate reduced the 2017 net operating loss carry-forward deferred tax asset by approximately $2.66 million.

	December 31,
	2017	2016
Income tax provision (benefit) at statutory rate of 35%	$(173,000)	$(1,913,000)
State taxes at 3.3%, net of federal benefit	(27,000)	(180,000)
Nondeductible items	251,000	1,609,000
Subtotal	51,000	(484,000)
Change in valuation allowance	(51,000)	484,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$1,716,000	$1,767,000

Valuation allowance	(1,716,000)	(1,767,000)
Deferred tax asset, net	$-	$-

As of December 31, 2017, the Company has estimated tax net operating loss carryforwards of approximately $7.06 million, which can be utilized or expire through tax year 2037.  Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts.

13.  Equity

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

On January 18, 2017, the Company issued 10,000 shares pursuant to a Consulting Agreement entered into on that date.  The consultant was engaged to perform research related to hemp processing in the State of Florida.  The shares were valued at $3.20 per share, the closing market price on the date of issuance, or $32,000. These services were completed prior to September 30, 2017 and as a result the entire amount was recorded as compensation expense.

Financial Statements

In November 2016, the Company entered into two-year Employment Agreements with five individuals in exchange for agricultural management services related to our acquisition of Patriot Biofuels in January 2017 (see Note 5).  An aggregate of 15,000,000 shares of common stock was issued and immediately vested, for an aggregate value of $1,800,000, which is included in compensation expense.  The shares were valued at the quoted market price on the date of issuance.

Also in November 2016, the Company issued 20,000,000 shares of common stock to its Chief Executive Officer for a value of $2,400,000, which is included in compensation expense, in exchange for services during the year ended December 31, 2016. These shares were valued at the quoted market price on the date of issuance.

Stock Issued for Debt and Interest

In November 2017, the Company issued an aggregate of 5,000,000 shares of common stock, for a value of $5,000 in satisfaction of $4,859 in principal and $141 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 3,114,800 shares of common stock, for a value of $11,213 in satisfaction of $461 in principal and $10,753 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 3,880,000 shares of common stock, for a value of $3,880 in satisfaction of $2,891 in principal and $989 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued an aggregate of 3,690,476 shares of common stock, for a value of $31,000 in satisfaction of $30,519 in principal and $481 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued 3,880,000 shares of common stock, for a value of $3,880 in satisfaction of $3,880 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In September 2017, the Company issued 3,571,429 shares of common stock, for a value of $30,000 in satisfaction of $23,273 in principal and $6,727 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In July 2017, the Company issued an 3,350,000 shares of common stock, for a value of $3,350 in satisfaction of $3,350 accrued interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest and the recorded derivative liability.

In May 2017, the Company authorized the issuance of 1,153,000 shares of common stock, for a value of $63,415, in satisfaction of $63,415 in finance costs associated with a convertible note payable.  The Company recorded the issuance at the fair value on the date of grant, which was $0.055 per share.

In December 2016, the Company issued an aggregate of 139,906 shares of common stock, for a value of $22,735 in satisfaction of $16,659 in principal and $6,076 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2016, the Company issued an aggregate of 7,600,000 shares of common stock, for a value of $76,000 in satisfaction of $7,629 in principal and $68,371 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

Stock Issued for Investment

On January 4, 2017, the Company executed an Asset Purchase Agreement with Patriot Bioenergy Corporation, a Kentucky corporation, for the purchase of all of the assets related to the business of operating a hemp processing and growth operation and selling hemp related products.  Pursuant to the Agreement, the Company issued 50,000 common shares which were valued at $142,500 based on the closing market price of the stock on the date of issuance.  In addition, the Company paid expenses of Patriot totaling $19,500, resulting in a total investment of $162,000 (see Note 5).

Preferred Stock

Financial Statements

In August 2016, the Company’s Board of Directors agreed to exchange $165,500 in debt owed to our Chief Executive Officer for 50,935 shares of Series A Preferred stock and the cancellation of 60,000 shares of common stock held by him.  This transaction was recorded as a reduction of stockholders’ deficit of $165,500.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $0.05.  As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method.  As of December 31, 2017, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017.  The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. As of December 31, 2017, management asserted that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

Other

During the year ended December 31, 2017, the Company received and canceled 9,000,000 common shares issued to employees of Patriot Bioenergy. The Company recorded the cancelled shares at their par value. (see Note 5)

On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017.  REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company as required by the Asset Purchase Agreement. On April 27, 2017, the 50,000 common shares were returned to the Company and cancelled at their par value (see Note 5).

On May 1, 2017, the Company terminated an agreement for web services that was consummated during the year ended December 31, 2016.  As a result, 5,000,000 common shares associated with the agreement were returned to the Company and cancelled.

During the years ended December 31, 2017 and 2016 the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

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

Financial Statements

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

On January 14, 2016, the Company filed Articles of Amendment with the Secretary of State of Florida decreasing the authorized capital of the Company from One Billion Five Hundred Million (1,500,000,000) Shares to One Million One Hundred Forty-Nine Thousand Nine Hundred (1,149,900) shares. This consisted of 500,000 shares of preferred stock, Series A, par value $0.0001per share; 500,000 shares of preferred stock, Series B, par value $0.001 per share, and 149,900 shares of Common Stock, par value $0.00001 per share. This was done in anticipation of a 1 for 10,000 reverse stock split which became effective July 15, 2016.The financial statements for all periods presented have been retroactively adjusted to reflect this stock split.

As of December 31, 2017, the total number of shares this corporation is authorized to issue is 1,000,000,000 (one billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares Authorized
Common	$0.00001	999,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, allocated but undesignated	-	500,000

14.  Commitments and Contingencies

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

There were no operating or capital lease commitments as of December 31, 2017 and 2016.

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

15.  Subsequent Events

On March 1, 2018, the sole director accepted an offer to convert $112,266 of the existing unpaid compensation to the Company’s Chief Executive Officer, Robert DeAngelis, in exchange for the issuance to him of 449,065 shares of the Company’s Series A Preferred Shares.

On February 20, 2018, the Board of Directors recommended and the majority shareholder (holding 83% of the voting shares) voted in favor of increasing the authorized capital of the Company from Three Billion (3,000,000,000) shares, to Ten Billion (10,000,000,000) shares.  No change was made to the number of preferred shares authorized.  Accordingly, as of February 20, 2018, the total authorized capital of the Company will be comprised of Nine Billion Nine Hundred Ninety-Nine Million (9,999,000,000) shares of common stock, par value $0.00001 per share, and One Million (1,000,000) shares of Preferred Stock, of which Five Hundred Thousand (500,000) shares are designated as Series A Preferred Stock, par value $0.0001 per share.

On February 5, 2018, the Board of Directors recommended and the majority shareholder (holding 74% of the voting shares) voted in favor of increasing the authorized capital of the Company from One Billion (1,000,000,000) shares, to Three Billion (3,000,000,000)

Financial Statements

shares.  No change was made to the number of preferred shares authorized.  Accordingly, as of February 5, 2018, the total authorized capital of the Company will be comprised of Two Billion Nine Hundred Ninety-Nine Million (2,999,000,000) shares of common stock, par value $0.00001 per share, and One Million (1,000,000) shares of Preferred Stock, of which Five Hundred Thousand (500,000) shares are designated as Series A Preferred Stock, par value $0.0001 per share.

On January 23, 2018, the Company issued 100,000,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement.  The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $0.0033.  Since the Company’s closing stock price on the date of grant was also $0.0033, the Company will not recognize any associated discounts or benefits associated with the shares issued.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2017 under the criteria set forth in the in Internal Control—Integrated Framework.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B .OTHER INFORMATION

None.

Financial Statements

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 - Present	60

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

In 1974, Mr. DeAngelis received his Associates Degree in Applied Business and his Bachelor of Science in Business Administration in 1977 from Youngstown University, Youngstown, Ohio.

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

ITEM 11.

EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2017 and 2016.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2017 and 2016 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year		Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)		Non-Qualified Deferred Comp Earnings ($)		All Other Comp ($)	Total ($)
Robert DeAngelis, President, CEO and CFO	2017 2016 2015	$ $ $	120,000 120,000120,000	-0- -0- -0-	$900,000 $4,200,000 $879,000	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	-0- -0- -0-	$$ $	1,020,000 4,320,000 999,000

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

As of December 31, 2017, we have one full time employee, and plan to employ more qualified employees in the near future.  On March 4, 2016 we renewed and amended the original three-year employment agreement dated March 10, 2013, which had expired. We entered into a new three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company.  Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

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

Employment Agreements

Effective March 10, 2010, and subsequently renewed on March 4, 2013 and 2016, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. For the years ending December 31, 2017 and 2016, the Company awarded stock valued at $900,000 and $4,200,000, respectively.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2017, and our officers and directors, individually and as a group.  Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2017, and by the officers and directors, individually and as a group.  All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh,, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	50,005,002	53.4%

* based on 93,642,790 shares issued and outstanding as of December 31, 2017

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2017, Mr. DeAngelis beneficially owns 50,005,002 shares of common stock.

Financial Statements

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period.  Assurance Dimensions provided services for the years ended December 31, 2017and D’Arelli Pruzansky, P.A. provided audit services to the Company for the year ended December 31, 2016.

	2017	2016

Audit Fees	$24,000	$24,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,000	$24,000

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

3.1a	Amended and Restated Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1a to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1b	Articles of Amendment to Articles of Incorporation Filed on November 5, 2012 as Exhibit 3.1b to the registrant’s Form 8-A (File No. 000-54845) and incorporated herein by reference.
3.1c	Articles of Amendment to Articles of Incorporation Filed on May 22, 2013 as Exhibit 3.1c to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1d	Articles of Amendment to Articles of Incorporation Filed on December 4, 2013 as Exhibit 3.1d to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1e	Articles of Amendment to Articles of Incorporation Filed on April 6, 2014 as Exhibit 3.1e to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1f	Articles of Amendment to Articles of Incorporation Filed on July 9, 2014 as Exhibit 3.1f to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1g	Articles of Amendment to Articles of Incorporation Filed on October 23, 2014 as Exhibit 3.1g to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1h	Articles of Amendment to Articles of Incorporation Filed on November 7, 2014 as Exhibit 3.1h to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1i	Articles of Amendment to Articles of Incorporation Filed on January 12, 2015 as Exhibit 3.1i to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.
3.1j

Articles of Correction to Articles of Amendment to Articles of Incorporation, January 19, 2015

Filed on February 9, 2015 as Exhibit 3.1j to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference.

3.1k	Articles of Amendment to Articles of Incorporation Filed on February 9, 2015 as Exhibit 3.1k to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1l	Articles of Amendment to Articles of Incorporation Filed on March 13, 2015 as Exhibit 3.1l to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1m	Articles of Amendment to Articles of Incorporation Filed on June 1, 2015 as Exhibit 3.1m to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1n	Articles of Amendment to Articles of Incorporation Filed on July 17, 2015 as Exhibit 3.1n to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1o	Articles of Amendment to Articles of Incorporation Filed on August 24, 2015 as Exhibit 3.1o to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1p	Articles of Amendment to Articles of Incorporation Filed on January 19, 2016 as Exhibit 3.1p to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1q	Articles of Amendment to Articles of Incorporation Filed on July 25, 2016 as Exhibit 3.1q to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1r	Amended and Restated Articles of Incorporation Filed on August 19, 2016 as Exhibit 3.1r to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1s	Articles of Amendment to Articles of Incorporation Filed on January 27, 2017 as Exhibit 3.1s to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1sa	Articles of Amendment to Articles of Incorporation Filed on February 1, 2017 as Exhibit 3.1sa to the registrant’s Report on Form 8-K/A (File No. 000-54845) and incorporated herein by reference
3.1t	Articles of Amendment to Articles of Incorporation Filed on July 24, 2017 as Exhibit 3.1t to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1u	Articles of Amendment to Articles of Incorporation Filed on February 6, 2018 as Exhibit 3.1t to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.1v	Articles of Amendment to Articles of Incorporation Filed on February 20, 2018 as Exhibit 3.1t to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
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
101

Financial statements from the annual report on Form 10-K of REAC Group, Inc. for the year ended December 31, 2017, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Item 601(32)(ii) of Regulation S-K, Exhibit 32 is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise  subject to liability under that section.

Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

REAC Group, Inc.

Dated: April 17, 2018	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Robert DeAngelis	President	April 17, 2018
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director