Form 10-Q
period 2018-03-31
REAC GROUP, INC.
filed 2018-05-15
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

As of May 14, 2018, there are 401,702,829 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2018

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

Financial Statements

PART I—FINANCIAL INFORMATION

Item 1.

Financial Statements.

Index to Financial Statements

REAC Group, Inc.

Financial Statements

REAC GROUP, Inc.

Balance Sheets

	March 31, 2018 (unaudited)	December 31, 2017
Assets
Current assets
Cash	$12,625	$51,396
Prepaid expenses	461	461
Total current assets	13,086	51,857

Total assets	$13,086	$51,857

Liabilities and Stockholders' Deficit
Current liabilities
Accrued interest	13,329	14,559
Accrued salaries, payroll taxes and related expenses	744,427	853,011
Convertible notes payable, net of discounts of $6,974 and $14,648, respectively	324,206	350,073
Warrant liabilities payable	---	35,047
Due to principal shareholder, related party	---	47
Total current liabilities	1,081,962	1,252,737

Total liabilities	1,081,962	1,252,737

Commitments and Contingencies (Note 12)	---	---

Stockholders' Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 issued and outstanding, respectively	50	5
Common Stock, $0.00001 par value, 9,999,000,000 shares authorized; 252,951,154 and 93,642,790 shares issued and outstanding, respectively	2,529	936
Additional paid-in capital	21,968,607	21,482,248
Accumulated deficit	(23,040,063)	(22,684,069)
Total stockholders' deficit	(1,068,876)	(1,200,880)

Total Liabilities and Stockholders' Deficit	$13,086	$51,857

The accompanying notes are an integral part of these unaudited financial statements.

Financial Statements

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	March 31,
	2018		2017
Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		352,949		62,000
Professional		18,554		10,041
General and administrative		1,204		2,226
Total operating expenses		372,707		74,267

Loss from operations		(372,707)		(74,267)

Other income (expense):
Interest expense		(18,334)		(28,731)
Change in fair value of derivative liability		---		254,961
Gain on write off of warrant liability		35,047		---
Impairment of investment		---		(162,000)
Total other income (expense)		16,713		64,230
(Loss before provision for income taxes		(355,994)		(10,037)

Provision for income taxes		---		---

Net (Loss)		$(355,994)		$(10,037)

(Loss) per share, basic and dilutive		$(0.00)		$(0.00)

Weighted average shares outstanding, basic		194,900,602		48,048,139

The accompanying notes are an integral part of these unaudited financial statements.

Financial Statements

REAC GROUP, Inc.

Statements of Cash Flows

(unaudited)

	For the Three Months Ended
	March 31,
	2018		2017
Cash Flows from Operating Activities:
Net loss		$(355,994)		$(10,037)
Adjustment to reconcile net loss to net cash provided by operations:
Stock based compensation		330,000		32,000
In kind contribution of rent		300		300
Amortization of debt discounts and financing costs		19,564		17,792
Change in fair value of derivative liability		---		(254,961)
Gain on write off of warrant liability		(35,047)
Impairment of asset (investment)		---		162,000
Changes in assets and liabilities:
Prepaid expenses		---		(5,561)
Accounts payable		---		(41,466)
Accrued interest		(1,230)		10,939
Accrued salaries, payroll taxes and related expenses		3,683		30,000
Due to principal shareholder, related party		---		(6,816)
Net Cash Used in Operating Activities		(38,724)		(65,810)

Cash flows from Investing Activities:
Investment in affiliate		---		(19,500)
Net Cash Used in Investing Activities		---		(19,500)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		---		39,000
Repayments of notes payable, principal shareholder		(47)		(31,250)
Proceeds from loans payable		---		150,000
Proceeds from the sale of common stock		---		5,000
Net Cash (Used)/Provided by Financing Activities		(47)		162,750

Net (decrease)/increase in cash		(38,771)		77,440
Cash at beginning of period		51,396		105
Cash at end of period		$12,625		$77,545

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures:
Common stock issued for investment	$	---		$142,500
Common stock issued for principal on convertible notes		$33,540	$	---
Common stock issued for interest on convertible notes		$11,890	$	---
Preferred stock issued against accrued officer compensation		$112,266	$	---

The accompanying notes are an integral part of these unaudited financial statements.

Financial Statements

REAC Group, Inc.

Notes to the Financial Statements

(Unaudited)

For the three months ended March 31, 2018

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

2.

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 Regulation S-X.  Accordingly, the financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements.  In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature.  These unaudited financial statements should be read in conjunction with the financial statements for the year ended December 31, 2017 and notes thereto and other pertinent information contained in our General Form for Registration of Securities of Form 10 as filed with the Securities and Exchange Commission.

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

Financial Instruments

The Company’s balance sheets include the following financial instruments: cash, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

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

Financial Statements

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2018 and December 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three months and the year ended March 31, 2018 and December 31, 2017, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes.  The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017.As of March 31, 2018, the Company determined that there was no change to the market for the common stock and did not associate a derivative liability to its outstanding notes payable for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at either March 31, 2018 or December 31, 2017.

Financial Statements

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company recorded an impairment loss on its long-lived assets in the amount of $0 and $162,000 for the three months ended March 31, 2018 and 2017, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2018 there were approximately 430,637,151 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

3.

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $355,994 during the three months ended March 31, 2018 and had net cash used in operating activities of $38,724 for the same period. Additionally, the Company has an accumulated deficit of $23,040,063 and a working capital deficit of $1,068,876 at March 31, 2018.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

Financial Statements

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This guidance is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This guidance can be adopted either retrospectively to each prior reporting period presented, or retrospectively with a cumulative-effect adjustment recognized as of the date of adoption. The original effective date of this guidance for public entities was for annual reporting periods beginning after December 15, 2016. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606), to defer the effective date of this guidance by one year, to the annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. A reporting entity may choose to early adopt the guidance as of the original effective date.  We adopted the new standard effective January 1, 2018.  Upon generating revenue, the Company will provide disclosure requirements related to the adoption.

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

6.

Related Party Transactions

The majority shareholder has advanced funds or deferred contractual salaries since inception, for the purpose of financing working capital and product development.   As of March 31, 2018 and December 31, 2017, the Company owed $0 and $47, respectively.  There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

Financial Statements

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder.  There are no lease terms.  For the three months ended March 31, 2018 and 2017, rent has been calculated based on the limited needs at a fair market value of the space provided.  Rent expense was $300 and $300 for the three months ended March 31, 2018 and 2017, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On March 1, 2018, the Company issued 449,065 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer for a value of $112,266, or $0.25 per share.  This value was applied against the balance of accrued compensation owed to him by the Company.

On January 23, 2018, the Company issued 100,000,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement.  The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $0.0033; rendering the value of the preferred issued as $330,000.  Since the Company’s closing stock price on the date of grant was also $0.0033, the Company will not recognize any associated discounts or benefits associated with the shares issued.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 30,000,000 shares to the Company’s Chief Executive Officer as his 2016 performance bonus pursuant to his employment agreement that automatically renewed on March 4, 2017.  The shares were valued at the quoted market price on the date of grant, or $900,000.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses.  For the three months ended March 31, 2018 and 2017, the Company recorded compensation expense in the amount of $30,000 and $30,000, respectively.

7.

Accrued Liabilities

Accounts Payable and Accrued expenses:

	March 31, 2018	December 31, 2017
Accounts payable	$--	$--
Accrued interest	13,329	14,559
Accrued salaries, payroll taxes, penalties and interest (a)	744,427	853,011

(a) The Company has accrued compensation to its Chief Executive Officer totaling $30,000 and $30,000 during the three months ended March 31, 2018 and 2017, respectively.  However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes.  As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $744,427 and $853,011 at March 31, 2018 and December 31, 2017, respectively.

8.

Debt Obligations

The Company owed an aggregate of $337,535 in principal and accrued interest at March 31, 2018; of which, $324,206 represents convertible notes payable and $13,329 represents accrued interest.  At December 31, 2017, the Company owed an aggregate of $399,726 in principal and accrued interest; of which, $385,120 represents convertible notes payable, $47 represents notes payable to the principal shareholder, and $14,559 represents accrued interest.

Convertible Notes Payable

During the three and twelve months ended March 31, 2018 and December 31, 2017, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes as of March 31, 2018 and December 31, 2017. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

Financial Statements

Schedule of Convertible Debt:

	March 31, 2018	December 31, 2017
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $6,974 and $7,792, respectively.	$331,180	$364,721
Principal	331,180	364,721
Debt discount	(6,974)	(14,648)
Total Principal	$324,206	$350,073

Summary of Convertible Note Transactions:

	March 31, 2018	December 31, 2017
Convertible notes, January 1	$364,721	$128,525
Additional notes, face value	---	405,949
Payments and adjustments	---	(107,750)
Conversions of debt	(33,541)	(62,003)
Unamortized debt discounts	(6,974)	(14,648)
Convertible notes, balance	$324,206	$350,073

On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended March 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. As of March 31, 2018, the Company owed $20,000 and accrued interest of $485. At December 31, 2017, the Company owed $20,000 and accrued interest of $238.  As of March 31, 2018, the Company 500,000,000 shares in reserve.

On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date.  The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days.  After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended March 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. As of March 31, 2018, the Company owed $53,000 and accrued interest of $3,154. At December 31, 2017, the Company owed $53,000 and accrued interest of $1,587. As of March 31, 2018, the Company has 419,446,015 shares in reserve.

On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087.  The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 3,350,000 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. As of March 31, 2018, the Company owed $2,329 and accrued interest of $28.  At December 31, 2017, the Company owed $13,025 and accrued interest of $194. As of March 31, 2018, the Company 486,000 shares in reserve.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original

Financial Statements

Issue Discount”. There is no material relationship between the Company or its affiliates and the Investor and the Company paid no commissions or other placement agent fees.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05. (See Note 9)

Interest on the Note is accrued at a rate of 5% per annum and matures twelve months from the effective date of each payment.  The note holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date.  As of March 31, 2018, the Company owed $28,959 and accrued interest of $1,227. At December 31, 2017, the Company owed $47,565 and accrued interest of $1,173.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to ten (10) times the number of shares issuable on conversion of the Note.  As of March 31, 2018, the Company has 750,000,000 shares in reserve.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three and a half (3.5) times the number of shares issuable on full conversion of the Note. As of March 31, 2018, the Company has reserved 1,124,699,040 shares.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended March 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes.  As of March 31, 2018, the Company owed $162,242 in principle and accrued interest of $1,387. At December 31, 2017, the Company owed $164,539 and accrued interest of $2,802.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of March 31, 2018.  The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date. (See Note 9)

The Secured Convertible Promissory Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to $0.25 per share. In the event the minimum market capitalization falls below $6,000,000, then the conversion price is the lesser of the stated price of $0.25 or the market price (as calculated pursuant to the Agreement). The Company may prepay the Note at any time by payment of 125% of the principal, interest and other amounts then due under the Note.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. As of March 31, 2018, the Company has 7,851,731 shares in reserve.

Financial Statements

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended March 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes.  The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes. As of March 31, 2018, the Company owed $64,650 in principle and accrued interest of $815. At December 31, 2017, the Company owed $178,708 and accrued interest of $10,066.

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

9.

Warrant Liabilities

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. (See Note 9) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1”) which grants the investor the right to purchase at any time on or after each tranche, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance.  During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note. The Company estimates the fair value at each reporting period using the Binomial Method.  As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.  As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $32,268. The warrant derivative liability as of March 31, 2018 and December 31, 2017 was $0 and 32,268, respectively.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender.  On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2017. (See Note 9) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 2”) which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date. The Market Price is the conversion factor multiplied by the average of the three lowest closing bid prices during the twenty trading days immediately preceding the applicable conversion.  If the average of the three lowest closing bid prices is below $0.10, then the conversion factor is permanently reduced by 10%.  If at any time the Company is not DTC eligible, then the conversion factor is further reduced by an additional 5%.  At any time prior to the expiration date, the investor may elect a cashless exercise for any warrant shares equal to (i) the excess of the Current Market Value (Trade Price times the number of exercise shares) over the aggregate Exercise Price of the Exercise Shares, divided by (ii) the Adjusted Price (the lower of the Exercise Price of $0.25 or Market Price). The Trade Price is the higher of the closing trade price on the issue date or the VWAP of the stock for the trading day that is two trading days prior to exercise date. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. Under ASC-815 the conversion options embedded in notes payable require liability classification because the note does not contain an explicit limit to the number of shares that could be issued upon settlement.

The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.  As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $2,779. The warrant derivative liability as of March 31, 2018 and December 31, 2017 was $0 and $2,779, respectively.

Financial Statements

The following table indicates the fair value of the warrant recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Value as of December 31, 2017
Warrant 1	$ 35,000	$0.0500	700,000	$0.03	$12,565	$32,268
Warrant 2	$ 57,500	$0.1097	524,157	$0.09	$ -0-	$ 2,779
Total	$ 92,500		1,224,157		$12,565	$35,047

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

During the three and twelve months ended March 31, 2018 and December 31, 2017, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton, Binomial), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value:  Level 1  – Quoted prices in active markets for identical assets or liabilities;  Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and  Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes.  At March 31, 2018 and December 31, 2017, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.  Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior.  Using assumptions, consistent with the original valuation, the Company has subsequently used the Binomial model for calculating the fair value.

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ending March 31, 2018 and twelve months ended December 31, 2017.

Financial Statements

Fair Value Measurements using inputs:

	March 31, 2018	December 31, 2017
Balance, January 1,	$--	$699,090
(Gain)/Loss on change in fair value realized and included in net loss	--	533,074
Gain on write-off of derivative liability	--	(1,232,164)
Balance	$--	$--

11.

Equity

Stock Subscriptions

On January 13, 2017, the Company issued 5,000 common shares for cash.  Consideration to the Company was $5,000, or $1.00 per share.

Stock Compensation

On March 1, 2018, the Company issued 449,065 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer for a value of $112,266, or $0.25 per share.  The value was recorded against his accrued compensation payable.

On January 23, 2018, the Company issued 100,000,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement.  The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $0.0033; rendering the value of the preferred issued as $330,000.  Since the Company’s closing stock price on the date of grant was also $0.0033, the Company will not recognize any associated discounts or benefits associated with the shares issued.

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

On January 18, 2017, the Company issued 10,000 shares pursuant to a Consulting Agreement entered into on that date.  The consultant was engaged to perform research related to hemp processing in the State of Florida.  The shares were valued at $3.20 per share, the closing market price on the date of issuance, or $32,000. These services were completed prior to March 31, 2018 and as a result the entire amount was recorded as compensation expense.

Stock Issued for Debt and Interest

In January 2018, the Company issued 4,672,000 shares of common stock, for a value of $6,541 in satisfaction of $6,041 in principal and $500 of conversion fees on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In January 2018, the Company issued 2,500,000 shares of common stock, for a value of $4,000 in satisfaction of $471 in principal, $3,029 in interest, and $500 of conversion fees on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 19,886,364 shares of common stock, for a value of $17,500 in satisfaction of $14,507 in principal and $2,993 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 11,250,000 shares of common stock, for a value of $11,250 in satisfaction of $10,696 in principal and $554 in interest on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

Financial Statements

In February 2018, the Company issued 10,000,000 shares of common stock, for a value of $4,000 in satisfaction of $1,826 in principal, $1,674 in interest, and $500 of conversion fees on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In March 2018, the Company issued 11,000,000 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable.  The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

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

Preferred Stock

On March 1, 2018, the Company issued 449,065 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer for a value of $112,266, or $0.25 per share.  The value of these shares was applied against the accrued compensation owed to him by the Company.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of one year thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $0.05.  As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method.  As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative

Financial Statements

liability was recorded in association with these warrants. The warrant derivative liability as of March 31, 2018 and December 31, 2017 was $0 and $32,268, respectively.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017.  The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance.  The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of March 31, 2018 and December 31, 2017 was $0 and $2,779, respectively.

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

During the three months ended March 31, 2018 and 2017, the Company recorded in-kind contributions for rent expense in the amount of $300and $300, respectively.

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

As of March 31, 2018, the total number of shares this corporation is authorized to issue is 10,000,000,000 (ten billion), allocated as follows among these classes and series of stock:

Financial Statements

Designation	Par value	Shares Authorized
Common	$0.00001	9,999,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, allocated but undesignated	-	500,000

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

There were no operating or capital lease commitments as of March 31, 2018 and December 31, 2017.

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

13.

Subsequent Events

On April 30, 2018, the Company was notified of the purchase and assignment of a convertible promissory note originally consummated on July 5, 2017, with the first tranche face amount being $35,000. At the time of assignment, the Company owed $28,959 plus accrued interest of $1,347.

In April 2018, the Company issued 12,608,108 shares of common stock, for a value of $4,665 in satisfaction of $4,665 in principal on a convertible note payable.  The Company will record the issuances at the contract value, at the date of exchange, off-setting the note payable.

In April 2018, the Company issued 12,594,595 shares of common stock, for a value of $4,660 in satisfaction of $4,660 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the note payable.

In April 2018, the Company issued 12,608,108 shares of common stock, for a value of $4,665 in satisfaction of $4,665 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the note payable.

In April 2018, the Company issued 14,486,486 shares of common stock, for a value of $5,360 in satisfaction of $4,665 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the note payable.

In May 2018, the Company issued 15,216,216 shares of common stock, for a value of $5,630 in satisfaction of $5,630 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the note payable.

In May 2018, the Company issued 15,229,730 shares of common stock, for a value of $5,635 in satisfaction of $5,635 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the notes payable.

In May 2018, the Company issued 15,000,000 shares of common stock, for a value of $3,600 in satisfaction of $3,100 in interest and $500 of conversion fees on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

Financial Statements

In May 2018, the Company’s Board authorized the return and cancellation of the reserve of 500,000,000 common shares of stock that was put in reserve for a convertible promissory note in the amount of $150,000.  The balance of the note at the time the shares were returned back to the Company’s available shares to issue was $20,000.

In May 2018, the Company’s Board authorized the return and cancellation of the reserve of 486,000 common shares of stock that was put in reserve for a convertible promissory note in the amount of $20,775. The balance of the note at the time the shares were returned back to the Company’s available shares to issue was $2,329.

In May 2018, the Company issued 14,440,896 shares of common stock pursuant to the terms of a Common Stock Purchase Warrant issued in July 2017.

In May 2018, the Company issued 17,486,486 shares of common stock, for a value of $6,470 in satisfaction of $6,470 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the note payable.

In May 2018, a third party convertible note holder agreed to cancel the note and all accrued interest owed to them by the Company.  At the date of retirement, the Company owed $20,000 in principal and $589 in accrued interest.

In May 2018, the Company issued 19,081,081 shares of common stock, for a value of $7,060 in satisfaction of $6,470 in principal on a convertible note payable.  The Company will record the issuance at the contract value, at the date of exchange, off-setting the note payable.

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

Financial Statements

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

For the three months ended March 31, 2018 compared to the three months ended March 31, 2017

The Company earned no revenues for the three month periods ended March 31, 2018 and 2017, respectively.

Operating expenses were $372,707 and $74,267 for the three month periods ended March 31, 2018 and 2017 and   interest expense was $18,334 and $28,731, respectively.  The Company recorded a loss of $355,994 for the three months ended March 31, 2018 as compared to a loss of $10,037 for the three months ended March 31, 2017. The change is largely indicative of increased volatility in the fair value of the Company’s common stock and stock compensation issued to the Company’s executive officer.

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

Financial Statements

At March 31, 2018, the Company has cash in the amount of $12,625.  The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements.  Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses.  In consideration of the potential shortfall in adequate resources, management has disclosed its going concern. and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2018, we had negative working capital of $1,068,876 and during the three months ended March 31, 2018, we have used cash of $38,724 in our operating activities.

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

Financial Statements

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

Financial Statements

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended March 31, 2018, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REAC GROUP, INC.

Dated: May 15, 2018	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director