Form 10-Q
period 2018-06-30
REAC GROUP, INC.
filed 2018-08-13
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30 , 2018

or

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

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☐	Smaller reporting company.	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of August 13, 2018, there are 480,476,334 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2018

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.
Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash	$11,181	$51,396
Prepaid expenses	961	461
Total current assets	12,142	51,857

Total assets	$12,142	$51,857

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued interest	$11,007	$14,559
Accrued salaries, payroll taxes and related expenses	774,298	853,011
Convertible notes payable, net of discounts of $5,794 and $14,648, respectively	271,281	350,073
Warrant liabilities payable	---	35,047
Notes payable, related party	1,031	47
Total current liabilities	1,057,617	1,252,737

Total liabilities	1,057,617	1,252,737

Commitments and Contingencies (Note 12)	---	---

Stockholders’ Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 issued and outstanding, respectively	50	5
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	---	---
Common Stock, $0.00001 par value, 9,999,000,000 shares authorized; 480,476,334 and 93,642,790 shares issued and outstanding, respectively	4,805	936
Additional paid-in capital	22,035,398	21,482,248
Accumulated deficit	(23,085,728)	(22,684,069)
Total stockholders’ deficit	(1,045,475)	(1,200,880)

Total Liabilities and Stockholders’ Deficit	$12,142	$51,857

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2018		2017

Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		32,621		44,506
Professional		16,879		119,434
General and administrative		1,147		7,354
Total operating expenses		50,647		171,594

Loss from operations		(50,647)		(171,594)

Other income (expense):
Interest expense		(15,607)		(115,832)
Change in fair value of derivative liability		---		(267,001)
Gain on write off of warrant liability		---		---
Gain on extinguishment of debt		20,589		128,598
Impairment of investment		---		---
Total other income (expense)		4,982		(254,235)
Loss before provision for income taxes		(45,665)		(425,829)

Provision for income taxes		---		---

Net (Loss)		$(45,665)		$(425,829)

(Loss) per share, basic and dilutive		$(0.00)		$(0.02)

Weighted average shares outstanding, basic		378,927,350		22,164,365

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Six Months Ended
	June 30,
	2018		2017

Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		385,569		74,506
Professional		35,433		130,075
General and administrative		2,350		41,283
Total operating expenses		423,352		245,864

Loss from operations		(423,352)		(245,864)

Other income (expense):
Interest expense		(33,942)		(144,563)
Change in fair value of derivative liability		---		(12,040)
Gain on write off of warrant liability		35,047		---
Gain on extinguishment of debt		20,589		128,598
Impairment of investment		---		(162,000)
Total other income (expense)		21,694		(190,005)
(Loss before provision for income taxes		(401,658)		(435,869)

Provision for income taxes		---		---

Net (Loss)		$(401,658)		$(435,869)

(Loss) per share, basic and dilutive		$(0.00)		$(0.01)

Weighted average shares outstanding, basic		287,419,514		45,808,021

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2018		2017

Cash Flows from Operating Activities:
Net loss		$(401,658)		$(435,869)
Adjustment to reconcile net loss to net cash provided by operations:
Stock based compensation		330,000		195,415
In kind contribution of rent		600		600
Amortization of debt discounts and financing costs		11,354		20,190
Change in fair value of derivative liability		---		12,040
Gain on write off of warrant liability		(35,047)		---
Gain on extinguishment of debt		(20,589)		(128,598)
Impairment of asset (investment)		---		162,000
Changes in assets and liabilities:
Prepaid expenses		(500)		(1,836)
Accounts payable		---		(43,467)
Accrued interest		16,089		362
Accrued salaries, payroll taxes and related expenses		33,553		74,506
Due to principal shareholder, related party		---		(75,142)
Net Cash Used in Operating Activities		(66,198)		(219,799)

Cash flows from Investing Activities:
Investment in affiliate		---		(19,500)
Net Cash Used in Investing Activities		---		(19,500)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		2,500		39,000
Repayments of notes payable, principal shareholder		(1,517)		(45,250)
Proceeds from loans payable		25,000		360,848
Proceeds from the sale of common stock		---		5,000
Net Cash (Used)/Provided by Financing Activities		25,983		359,598

Net (decrease)/increase in cash		(40,215)		120,299
Cash at beginning of period		51,396		105
Cash at end of period		$11,181		$120,404

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures:
Common stock issued for principal on convertible notes		$92,646	$	---
Common stock issued for interest on convertible notes		$19,104	$	---
Preferred stock issued against accrued officer compensation		$112,266	$	---

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

(Unaudited)

For the six months ended June 30, 2018

1. Background Information

REAC Group, Inc. (“The Company”) was formed on March 10, 2005 under the name of Real Estate Contacts, Inc. as a Florida Corporation and is based in Pittsburgh, Pennsylvania. The Company changed its name to REAC Group, Inc. effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. The Company plans to provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals. The Company’s national real estate search website is www.realestatecontacts.com.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8-03 Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These unaudited financial statements should be read in conjunction with the financial statements for the years ended December 31, 2017 and 2016 and notes thereto and other pertinent information contained in our General Form for Registration of Securities of Form 10-K as filed with the Securities and Exchange Commission.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2018 and December 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six months and the year ended June 30, 2018 and December 31, 2017, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017. As of June 30, 2018, the Company determined that there was no change to the market for the common stock and did not associate a derivative liability to its outstanding notes payable for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either June 30, 2018 or December 31, 2017.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company recorded an impairment loss on its long-lived assets in the amount of $0 and $162,000 for the six months ended June 30, 2018 and 2017, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2018 there were approximately 1,315,838,103 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $401,658 during the six months ended June 30, 2018 and had net cash used in operating activities of $66,198 for the same period. Additionally, the Company has an accumulated deficit of $23,085,728 and a working capital deficit of $1,045,475 at June 30, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The key factors that are not within the Company’s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

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

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of June 30, 2018 and December 31, 2017, the Company owed $1,031 and $47, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the six months ended June 30, 2018 and 2017, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $600 and $600 for the six months ended June 30, 2018 and 2017, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On March 1, 2018, the Company issued 449,065 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer in satisfaction of accrued compensation owed to him by the Company. (See Note 11)

On January 23, 2018, the Company issued 100,000,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $0.0033; rendering the value of the preferred issued as $330,000. Since the Company’s closing stock price on the date of grant was also $0.0033, the Company will not recognize any associated discounts or benefits associated with the shares issued.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 30,000,000 shares to the Company’s Chief Executive Officer as his 2016 performance bonus pursuant to his employment agreement that automatically renewed on March 4, 2017. The shares were valued at the quoted market price on the date of grant, or $900,000.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the six months ended June 30, 2018 and 2017, the Company recorded compensation expense in the amount of $60,000 and $60,000, respectively.

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	June 30, 2018	December 31, 2017
Accounts payable	$--	$	---
Accrued interest	11,007		14,559
Accrued salaries, payroll taxes, penalties and interest (a)	774,298		853,011

(a) The Company has accrued compensation to its Chief Executive Officer totaling $60,000 and $60,000 during the six months ended June 30, 2018 and 2017, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $774,298 and $853,011 at June 30, 2018 and December 31, 2017, respectively.

8. Debt Obligations

The Company owed an aggregate of $283,319 in principal and accrued interest at June 30, 2018; of which, $271,281 represents convertible notes payable, $1,031 represents advances from the principal shareholder, and $11,007 represents accrued interest. At December 31, 2017, the Company owed an aggregate of $364,679 in principal and accrued interest; of which, $350,073 represents convertible notes payable, $47 represents advances from the principal shareholder, and $14,559 represents accrued interest.

Convertible Notes Payable

During the six and twelve months ended June 30, 2018 and December 31, 2017, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of June 30, 2018 and December 31, 2017. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

	June 30, 2018	December 31, 2017

Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-22%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $5,794 and $14,648, respectively.	$277,075	$364,721
Principal	277,075	364,721
Debt discount	(5,794)	(14,648)
Total Principal	$271,281	$350,073

Summary of Convertible Note Transactions:

	June 30, 2018	December 31, 2017
Convertible notes, January 1	$364,721	$128,525
Additional notes, face value	25,000	405,949
Payments and adjustments	(20,000)	(107,750)
Conversions of debt	(92,646)	(62,003)
Unamortized debt discounts	(5,794)	(14,648)
Convertible notes, balance	$271,281	$350,073

On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the six months ended June 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. On May 9, 2018, the note holder agreed to forgive the balance of the principal and accrued interest. As a result, the Company has recognized a gain on the extinguishment of debt in the amount of $20,589 and canceled the reserve of 500,000,000 shares of common stock. At December 31, 2017, the Company owed $20,000 and accrued interest of $238.

On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date. The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days. After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the six months ended June 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. During the six months ended June 30, 2018, the Company issued an aggregate of 158,133,391 common shares in satisfaction of $53,000 in principal and $3,727 in accrued interest. As of June 30, 2018, the note was considered paid in full and the Company canceled the reserve of 419,446,015 shares of common stock. At December 31, 2017, the Company owed $53,000 and accrued interest of $1,587.

On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087. The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 3,350,000 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. During the six months ended June 30, 2018, the Company issued an aggregate of 11,250,000 common shares in satisfaction of $10,696 in principal and $554 in accrued interest for a total value of $11,250 and canceled the reserve of 486,000 shares of common stock. As of June 30, 2018, the Company owed $2,329 and accrued interest of $120. At December 31, 2017, the Company owed $13,025 and accrued interest of $194.

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

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.50. (See Note 9)

Interest on the Note is accrued at a rate of 5% per annum and matures twelve months from the effective date of each payment. The note holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date.

On April 30, 2018, the Company’s Board of Directors approved the assignment of the Note to a different third-party. The total amount assigned was $30,306 which includes principal of $28,959 and accrued interest of $1,347. The terms of the original July 5, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 5% per annum until the note is paid in full. Subsequent to the assignment, the Company received an additional tranche in the amount of $25,000 with no associated discounts.

During the six months ended June 30, 2018, the Company issued an aggregate of 36,391,789 common shares in satisfaction of $6,106 in principal on the Note. As of June 30, 2018, the Company owed $47,853 and accrued interest of $1,645. At December 31, 2017, the Company owed $35,000 and accrued interest of $863.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to ten (10) times the number of shares issuable on conversion of the Note. As of June 30, 2018, the Company has 750,000,000 shares in reserve.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three and a half (3.5) times the number of shares issuable on full conversion of the Note. As of June 30, 2018, the Company has reserved 1,124,699,040 shares.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the six months ended June 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note. During the six months ended June 30, 2018, the Company issued 33,000,000 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of June 30, 2018, the Company owed $162,242 in principle and accrued interest of $6,462. At December 31, 2017, the Company owed $164,539 and accrued interest of $2,802.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of June 30, 2018. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. As of June 30, 2018, the Company has 7,851,731 shares in reserve.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the six months ended June 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes. As of June 30, 2018, the Company owed $64,650 in principle and accrued interest of $2,427. At December 31, 2017, the Company owed $178,708 and accrued interest of $10,066.

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

9. Warrant Liabilities

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. (See Note 9) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1”) which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.50. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note. The Company estimates the fair value at each reporting period using the Binomial Method. As of June 30, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $32,268.The warrant derivative liability as of June 30, 2018 and December 31, 2017 was $0 and 32,268, respectively.

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

The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $2,779.The warrant derivative liability as of June 30, 2018 and December 31, 2017 was $0 and $2,779, respectively..

The following table indicates the fair value of the warrant recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Value as of December 31, 2017
Warrant 1	$35,000	$0.0500	700,000	$0.03	$12,565	$32,268
Warrant 2	$57,500	$0.1097	524,157	$0.09	$-0-	$2,779
Total	$92,500		1,224,157		$12,565	$35,047

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

During the six and twelve months ended June 30, 2018 and December 31, 2017, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton, Binomial), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At June 30, 2018 and December 31, 2017, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ending June 30, 2018 and twelve months ended December 31, 2017.

Fair Value Measurements using inputs
	June 30, 2018		December 31, 2017
Balance, January 1,	$	---		$699,090
(Gain)/Loss on change in fair value realized and included in net loss		---		533,074
Gain on write-off of derivative liability		---		(1,232,164)
Balance	$	---	$	---

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

Stock Issued for Debt and Interest

In June 2018, the Company issued 18,000,000 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In June 2018, the Company issued 21,950,893 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 15,216,216 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 15,229,730 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 17,486,486 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 19,081,081 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 20,032,258 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 13,290,323 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 5,500,000 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 14,440,896 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 15,000,000 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 12,608,108 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 12,594,595 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 12,608,108 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 14,486,486 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

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

In July 2017, the Company issued 3,350,000 shares of common stock, for a value of $3,350 in satisfaction of $3,350 accrued interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest and the recorded derivative liability.

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

Preferred Stock

On March 1, 2018, the Company issued 449,065 shares of the Company’s non-convertible Series A Preferred Shares, with a par value of $0.0001 and with an initial liquidation preference of $0.02 per share pursuant to its amended and restated Articles on July 26, 2016, at a price of $0.02 per share, to its sole director and chief executive officer in exchange for $112,266 of accrued compensation. The Company valued the transaction at $8,981and recognized the difference in fair value to additional paid in capital.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $0.50. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of June 30, 2018 and December 31, 2017 was $0 and $32,268, respectively.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017. The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of June 30, 2018 and December 31, 2017 was $0 and $2,779, respectively.

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

During the six months ended June 30, 2018 and 2017, the Company recorded in-kind contributions for rent expense in the amount of $600 and $600, respectively.

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

As of June 30, 2018, the total number of shares this corporation is authorized to issue is 10,000,000,000 (ten billion), allocated as follows among these classes and series of stock:

Designation	Par value	Shares Authorized
Common	$0.00001	9,999,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, Series B	$0.0001	500,000

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

There were no operating or capital lease commitments as of June 30, 2018 and December 31, 2017.

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

13. Subsequent Events

On July 6, 2018, the Company’s Board of Directors approved the assignment of a Convertible Promissory Note to a different third-party. The terms of the original March 13, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 10% per annum until the note is paid in full. In addition, and made effective on July 20, 2018, the Warrant to Purchase Shares previously issued under the March 13, 2017 Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

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

Products and Services

Our new real estate search website, http://realestatecontacts.com/, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the http://realestatecontacts.com/ portal website.

We aim to offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on http://realestatecontacts.com/ for a yearly fee.

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

For the three months ended June 30, 2018 compared to the three months ended June 30, 2017

The Company earned no revenues for the three month periods ended June 30, 2018 and 2017, respectively.

Operating expenses were $50,647 and $171,594 for the three month periods ended June 30, 2018 and 2017 and interest expense was $15,607 and $115,832, respectively. The Company recorded a loss of $45,665 for the three months ended June 30, 2018 as compared to a net loss of $425,829 for the three months ended June 30, 2017. The decrease in operating expenses primarily reflects a decrease in professional fees. The decrease in the net loss reflects a decrease in accrued interest associated with the Company’s convertible notes payable as a result of satisfaction or extinguishment of debt and a decrease in the gain recognized on extinguishment of debt. In addition, due to management’s assertion that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, no derivative liabilities were associated with the Company’s convertible notes for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017.

For the six months ended June 30, 2018 compared to the three months ended June 30, 2017

The Company earned no revenues for the six month periods ended June 30, 2018 and 2017, respectively.

Operating expenses were $423,352 and $245,864 for the six month periods ended June 30, 2018 and 2017 and interest expense was $33,942 and $144,563, respectively. The Company recorded a loss of $401,658 for the six months ended June 30, 2018 as compared to a loss of $435,869 for the six months ended June 30, 2017. The increase in operating expenses primarily reflects stock compensation paid to the Company’s officer. The decrease in interest expense is result of decreased accrued interest associated with the Company’s convertible notes payable as a result of satisfaction or extinguishment of debt. In addition, the Company recognized $0 in impairment losses for the six months ended June 30, 2018 as compared to approximately $128,600 for the six months ended June 30, 2017.

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

At June 30, 2018, the Company has cash in the amount of $11,181. The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses. In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2018, we had negative working capital of $1,045,475 and during the six months ended June 30, 2018, we have used cash of $66,198 in our operating activities.

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended June 30, 2018, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAC GROUP, INC.

Dated: August 13, 2018	By:	/s/ ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

