Form 10-Q
period 2018-09-30
REAC GROUP, INC.
filed 2018-11-19
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to__________.

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

As of October 31, 2018, there are 504,407,286 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.

Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)
Assets
Current assets
Cash	$12,255	$51,396
Prepaid expenses	1,000	461
Total current assets	13,255	51,857

Total assets	$13,255	$51,857

Liabilities and Stockholders’ Deficit
Current liabilities
Accrued interest	$34,690	$14,559
Accrued salaries, payroll taxes and related expenses	781,718	853,011
Convertible notes payable, net of discounts of $4,915 and $14,648, respectively	395,937	350,073
Warrant liabilities	---	35,047
Notes payable, related party	---	47
Total current liabilities	1,212,345	1,252,737

Total liabilities	1,212,345	1,252,737

Commitments and Contingencies (Note 12)	---	---

Stockholders’ Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 issued and outstanding, respectively	50	5
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	---	---
Common Stock, $0.00001 par value, 9,999,000,000 shares authorized; 504,407,186 and 93,642,790 shares issued and outstanding, respectively	5,044	936
Additional paid-in capital	22,029,353	21,482,248
Accumulated deficit	(23,233,537)	(22,684,069)
Total stockholders’ deficit	(1,199,090)	(1,200,880)

Total Liabilities and Stockholders’ Deficit	$13,255	$51,857

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,
	2018		2017

Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		32,620		930,000
Professional		11,854		13,015
General and administrative		1,003		10,534
Total operating expenses		45,477		953,549

Loss from operations		(45,477)		(953,549)

Other income (expense):
Interest expense		(22,332)		(61,550)
Change in fair value of derivative liability		---		(774,103)
Debt financing penalties		(80,000)		---
Total other income (expense)		(102,332)		(835,653)
Loss before provision for income taxes		(147,809)		(1,789,202)

Provision for income taxes		---		---

Net (Loss)		$(147,809)		$(1,789,202)

(Loss) per share, basic and dilutive		$(0.00)		$(0.03)

Weighted average shares outstanding, basic		480,476,330		63,395,261

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the Nine Months Ended
	September 30,
	2018		2017

Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		418,189		1,136,506
Professional		47,287		42,490
General and administrative		3,354		20,417
Total operating expenses		468,830		1,199,413

Loss from operations		(468,830)		(1,199,413)

Other income (expense):
Interest expense		(56,274)		(206,113)
Change in fair value of derivative liability		---		(786,143)
Gain on write off of warrant liability		35,047		---
Debt financing penalties		(80,000)		---
Gain on extinguishment of debt		20,589		128,598
Impairment of investment		---		(162,000)
Total other income (expense)		(20,638)		(1,025,658)
Loss before provision for income taxes		(549,468)		(2,225,071)

Provision for income taxes		---		---

Net (Loss)		$(549,468)		$(2,225,071)

(Loss) per share, basic and dilutive		$(0.00)		$(0.04)

Weighted average shares outstanding, basic		352,483,733		53,756,677

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Cash Flows

(unaudited)

	For the Nine Months Ended
	September 30,
	2018		2017

Cash Flows from Operating Activities:
Net loss		$(549,468)		$(2,225,071)
Adjustment to reconcile net loss to net
cash provided by operations:
Stock based compensation		330,000		1,032,000
In kind contribution of rent		900		900
Amortization of debt discounts and financing costs		12,234		95,158
Change in fair value of derivative liability		---		786,143
Debt financing penalties		80,000		---
Gain on write off of warrant liability		(35,047)		---
Gain on extinguishment of debt		(20,589)		(128,598)
Impairment of asset (investment)		---		162,000
Changes in assets and liabilities:
Prepaid expenses		(539)		(1,836)
Accounts payable		---		(45,466)
Accrued interest		20,132		(20,866)
Accrued salaries, payroll taxes and related expenses		58,284		104,507
Due to principal shareholder, related party		---		(89,046)
Net Cash Used in Operating Activities		(104,093)		(330,175)

Cash flows from Investing Activities:
Investment in affiliate		---		(19,500)
Net Cash Used in Investing Activities		---		(19,500)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		2,500		39,000
Repayments of notes payable, principal shareholder		(2,548)		(70,250)
Proceeds from convertible loans payable		65,000		437,071
Proceeds from the sale of common stock		---		5,000
Net Cash Provided by Financing Activities		64,952		410,821

Net (decrease)/increase in cash		(39,141)		61,146
Cash at beginning of period		51,396		105
Cash at end of period		$12,255		$61,251

Supplemental cash flow information:
Interest paid		$6,500		$26,500
Taxes paid	$	---	$	---

Non-cash disclosures:
Common stock issued for warrants		$9,456	$	---
Common stock issued for principal and interest on convertible notes		$108,090		$64,350
Gain on extinguishment of debt		$20,589		$162,000
Preferred stock issued against accrued officer compensation		$112,266	$	---

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

(Unaudited)

For the nine months ended September 30, 2018

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2018 and December 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine months and the year ended September 30, 2018 and December 31, 2017, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017. As of September 30, 2018, the Company determined that there was no change to the market for the common stock and did not associate a derivative liability to its outstanding notes payable for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either September 30, 2018 or December 31, 2017.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company recorded an impairment loss on its long-lived assets in the amount of $0 and $162,000 for the nine months ended September 30, 2018 and 2017, respectively.

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

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of September 30, 2018 there were approximately 4,709,381,954 share equivalents, as calculated, for potential conversion demand of our outstanding convertible notes and warrants.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $549,468 during the nine months ended September 30, 2018 and had net cash used in operating activities of $104,093 for the same period. Additionally, the Company has an accumulated deficit of $23,233,537 and a working capital deficit of $1,199,090 at September 30, 2018.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of September 30, 2018 and December 31, 2017, the Company owed $0 and $47, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the nine months ended September 30, 2018 and 2017, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $900 and $900 for the nine months ended September 30, 2018 and 2017, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

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

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the nine months ended September 30, 2018 and 2017, the Company recorded compensation expense in the amount of $90,000 and $90,000, respectively.

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	September 30, 2018	December 31, 2017
Accounts payable	$--	$	---
Accrued interest	34,690		14,559
Accrued salaries, payroll taxes, penalties and interest (a)	781,718		853,011

__________

(a) The Company has accrued compensation to its Chief Executive Officer totaling $90,000 and $90,000 during the nine months ended September 30, 2018 and 2017, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $781,718 and $853,011 at September 30, 2018 and December 31, 2017, respectively.

8. Convertible Notes Payable

During the nine and twelve months ended September 30, 2018 and December 31, 2017, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of September 30, 2018 and December 31, 2017. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of September 30, 2018, all of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. For the exception of application of default interest rates, the Company has not recorded all applicable default penalties associated with the respective Notes as of September 30, 2018. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of September 30, 2017, the Company owed an aggregate of $375,542 in principal and accrued interest at September 30, 2018; of which, $400,852 (before a discount of $4,915) represents convertible notes payable and $34,690 represents accrued interest. At December 31, 2017, the Company owed an aggregate of $379,280 in principal and accrued interest; of which, $364,721 represents convertible notes payable, $47 represents advances from the principal shareholder, and $14,559 represents accrued interest.

	September 30, 2018	December 31, 2017
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $4,915 and $14,648, respectively.	$400,852	$364,721
Principal	400,852	364,721
Debt discount	(4,915)	(14,648)
Total Principal	$395,937	$350,073

Summary of Convertible Note Transactions:

	September 30, 2018	December 31, 2017
Convertible notes, January 1	$364,721	$128,525
Additional notes, face value	65,000	405,949
Payments and adjustments	63,777	(107,750)
Conversions of debt	(92,646)	(62,003)
Unamortized debt discounts	(4,915)	(14,648)
Convertible notes, balance	$395,937	$350,073

On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the nine months ended September 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. On May 9, 2018, the note holder agreed to forgive the balance of the principal and accrued interest. As a result, the Company has recognized a gain on the extinguishment of debt in the amount of $20,589 and canceled the reserve of 500,000,000 shares of common stock. At December 31, 2017, the Company owed $20,000 and accrued interest of $238.

On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date. The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days. After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the nine months ended September 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. During the nine months ended September 30, 2018, the Company issued an aggregate of 158,133,391 common shares in satisfaction of $53,000 in principal and $3,727 in accrued interest. As of September 30, 2018, the note was considered paid in full and the Company canceled the reserve of 419,446,015 shares of common stock. At December 31, 2017, the Company owed $53,000 and accrued interest of $1,587.

On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087. The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 3,350,000 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. During the nine months ended September 30, 2018, the Company issued an aggregate of 11,250,000 common shares in satisfaction of $10,696 in principal and $554 in accrued interest for a total value of $11,250 and canceled the reserve of 486,000 shares of common stock. As of September 30, 2018, the note was considered paid in full. At December 31, 2017, the Company owed $13,025 and accrued interest of $194.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original Issue Discount” and accrues interest at 5% per annum. The Holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date, subject to anti-dilution and market adjustments set forth in the Agreement.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05. (See Note 9) On April 30, 2018, the Company’s Board of Directors approved the assignment of the Note to a different third-party. The total amount assigned was $30,306 which includes principal of $28,959 and accrued interest of $1,347. Subsequent to the assignment, the Company received additional tranches from the Assignee in the aggregate amount of $65,000 with no associated discounts. The Warrant associated with the Securities Purchase Agreement was not included in the Assignment of the Original Note.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the nine months ended September 30, 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note.

The Note became due and payable on July 5, 2018 and the Company is now in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and ten (10) times the number of shares that is actually issuable upon full exercise of the Note. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of September 30, 2018, the Company has 750,000,000 Reserve shares which are allocable between the Note and the detached Warrant. (see Note 9)

During the nine months ended September 30, 2018, the Company issued an aggregate of 4,672,000 common shares in satisfaction of $6,041 in principal and fees under the Note of $500. As of September 30, 2018, the Company owed $93,959 and accrued interest of $4,219. At December 31, 2017, the Company owed $35,000 and accrued interest of $863.

On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor pursuant to which the Company received $165,000 in financing through the execution of a Convertible Promissory Note. In addition, the Company issued 1,153,000 shares of common stock for a value of $63,415 as consideration for entering into the financing agreement. The Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price per share during the previous twenty-five (25) trading days, subject to anti-dilution and market adjustments set forth in the Agreement.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the nine months ended September 30, 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

During the three months ended September 30, 2018, the Company was required to increase the principal balance of the note by $5,000 pursuant to Section 1.3 of the Agreement which states that if the Borrower does not maintain or replenish the Reserved Amount within three (3) business days of the request of the Holder, the principal amount will increase by $5,000 for each such occurrence. In addition, under Section 1.4(g) of the Note, the Company was required to increase the principal amount of the Note by $15,000 due to the conversion price being less than $0.01. The penalties are tacked back to the Issue Date of the Note.

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance for failing to pay at maturity. The Company would then have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default and an additional penalty would be imposed which obligates the Company to pay the then outstanding entire balance multiplied by 150% multiplied by a factor of two (2) for failing to maintain the required Reserved amount. As of September 30, 2018, the Company has 1,124,699,040 shares in reserve.

During the nine months ended September 30, 2018, the Company issued 33,000,000 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of September 30, 2018, the Company owed $182,243 in principle and accrued interest of $24,206. At December 31, 2017, the Company owed $164,539 and accrued interest of $2,802.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of September 30, 2018. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees. On July 6, 2018, the Company’s Board of Directors approved the assignment of this Convertible Promissory Note to a different third-party. The terms of the original March 13, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 10% per annum until the note is paid in full.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date. (See Note 9) Effective on July 20, 2018, the Warrant to Purchase Shares previously issued under the March 13, 2017 Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

The Secured Convertible Promissory Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to $0.25 per share. In the event the minimum market capitalization falls below $6,000,000, then the conversion price is the lesser of the stated price of $0.25 or the market price (as calculated pursuant to the Agreement).

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the nine months ended September 30, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

The Note became due and payable on January 13, 2018 and the Company is in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 22% per annum beginning on July 6, 2018 and the Company classified the Note as a current liability. On November 2, 2018, the Note Holder demanded payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The Mandatory Default Amount means the greater of (a) the Outstanding Balance divided by the Installment Conversion Price on the date the Mandatory Default Amount is demanded, multiplied by the VWAP on the date the Mandatory Default Amount is demanded, or (b) the Outstanding Balance following the application of the Default Effect. Pursuant to the demand letter on that date, the Company owed $125,053 and interest will continue to accrue at the rate of $78.80 per day. The principal increase is considered applied as of the date of the demand for payment and is not tacked back to the Issue Date of the Note.

Additionally, as of November 2, 2018, the Company will be in technical default of its Reserve requirement, when the Mandatory Default Amount is recorded by the Company. Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. The Company will have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of September 30, 2018, the Company has 7,851,731 shares in reserve.

As of September 30, 2018, the Company owed $124,650 in principle and accrued interest of $6,012. At December 31, 2017, the Company owed $178,708 and accrued interest of $10,066.

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

9. Warrant Liabilities

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. (See Note 8) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1”) which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05, as adjusted from time to time pursuant to the terms and conditions of the Warrant. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note.

The Company estimates the fair value at each reporting period using the Binomial Method. During the nine months ended September 30, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants and in quarter ending March 31, 2018, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $35,047.

The Warrant may be exercised in whole or in part at $0.50 per share, subject to anti-dilution adjustments set forth in the Agreement. If the Market Price is greater than the Exercise Price, the Warrant Holder may elect to receive Warrant shares pursuant to a cashless exercise. The Market Price means the highest traded price of the Company’s common stock during the twenty (20) trading days prior to the date of the respective Exercise Notice. A dilutive issuance occurs when the Company issues common stock at an effective price per share that is less than the then-current Exercise Price. In this event, the Exercise Price is adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired in the dilutive issuance.

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of September 30, 2018, the Company has 750,000,000 Reserve shares which are allocable between the Note and the detached Warrant. (see Note 8)

During the nine months ended September 30, 2018, the Warrant Holder, in a cashless exercise, was issued 60,322,741 shares of common stock for an aggregate value of $9,456. The warrant derivative liability as of September 30, 2018 and December 31, 2017 was $0 and $32,268, respectively. As of September 30, 2018, the equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is 2,122,661,905.

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

The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $2,779. The warrant derivative liability as of September 30, 2018 and December 31, 2017 was $0 and $2,779, respectively. Effective July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

The following table indicates the fair value of the warrants recorded by the Company at issuance.

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

During the nine and twelve months ended September 30, 2018 and December 31, 2017, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument (e.g., Black-Scholes-Merton, Binomial), the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At September 30, 2018 and December 31, 2017, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ending September 30, 2018 and twelve months ended December 31, 2017.

Fair Value Measurements using inputs
	September 30, 2018		December 31, 2017
Balance, January 1,	$	---		$699,090
(Gain)/Loss on change in fair value realized and included in net loss		---		533,074
Gain on write-off of derivative liability		---		(1,232,164)
Balance	$	---	$	---

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

Stock Issued for Debt and Interest

In August 2018, the Company issued 23,930,852 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were valued at $3,350, or $0.00014 per share.

In June 2018, the Company issued 18,000,000 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In June 2018, the Company issued 21,950,893 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were valued at $3,073, or $0.00014 per share.

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

In May 2018, the Company issued 14,440,896 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were valued at $3,033, or $0.00021 per share.

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

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $0.05. The conversion price is $0.50, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 700,000 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the nine months ended September 30, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of September 30, 2018 and December 31, 2017 was $0 and $32,268, respectively. During the nine months ended September 30, 2018, the Warrant Holder, in a cashless exercise, was issued 60,322,741 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price. As of September 30, 2018, the equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is 2,122,661,905.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017. The Market Price, as calculated pursuant to the Warrant Agreement, was $0.1097 per share with 524,157 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of September 30, 2018 and December 31, 2017 was $0 and $2,779, respectively. Made effective on July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

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

During the nine months ended September 30, 2018 and 2017, the Company recorded in-kind contributions for rent expense in the amount of $900 and $900, respectively.

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

As of September 30, 2018, the total number of shares this corporation is authorized to issue is 10,000,000,000 (ten billion), allocated as follows among these classes and series of stock:

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

There were no operating or capital lease commitments as of September 30, 2018 and December 31, 2017.

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

On November 2, 2018, the Company received a formal Notice of Default from one of its Lenders. The Note became due and payable on January 13, 2018 and the Company is in default of its obligations under the Note. The Note Holder demanded payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The Mandatory Default Amount means the greater of (a) the Outstanding Balance divided by the Installment Conversion Price on the date the Mandatory Default Amount is demanded, multiplied by the VWAP on the date the Mandatory Default Amount is demanded, or (b) the Outstanding Balance following the application of the Default Effect. Pursuant to the demand letter on that date, the Company owed $125,053 and interest will continue to accrue at the rate of $78.80 per day. The principal increase is considered applied as of the date of the demand for payment and is not tacked back to the Issue Date of the Note.

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

For the three months ended September 30, 2018 compared to the three months ended September 30, 2017

The Company earned no revenues for the three month periods ended September 30, 2018 and 2017, respectively.

Operating expenses were $45,477 and $953,549 for the three month periods ended September 30, 2018 and 2017 and interest expense was $22,332and $61,550, respectively. The Company recorded a loss of $147,809 for the three months ended September 30, 2018 as compared to a net loss of $1,789,202 for the three months ended September 30, 2017. The decrease in operating expenses primarily reflects a decrease in stock compensation expense. The decrease in the net loss reflects a decrease in accrued interest expense associated with the Company’s convertible notes payable as a result of satisfaction or extinguishment of debt and amortization of discounts in 2017. In addition, due to management’s assertion that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, no derivative liabilities were associated with the Company’s convertible notes for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017.

For the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017

The Company earned no revenues for the nine month periods ended September 30, 2018 and 2017, respectively.

Operating expenses were $468,830 and $1,199,413 for the nine month periods ended September 30, 2018 and 2017 and interest expense was $56,274 and $206,113, respectively. The Company recorded a loss of $549,468 for the nine months ended September 30, 2018 as compared to a loss of $2,225,071 for the nine months ended September 30, 2017. The increase in operating expenses primarily reflects stock compensation paid to the Company’s officer. The decrease in interest expense is result of decreased accrued interest expense associated with the Company’s convertible notes payable as a result of satisfaction or extinguishment of debt and amortization of discounts. In addition, due to management’s assertion that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, no derivative liabilities were associated with the Company’s convertible notes for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.In addition, the Company recognized $0 in impairment losses for the nine months ended September 30, 2018 as compared to approximately $162,000 for the nine months ended September 30, 2017.

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

At September 30, 2018, the Company has cash in the amount of $12,255. The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses. In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2018, we had negative working capital of $1,199,090 and during the nine months ended September 30, 2018, we have used cash of $104,093 in our operating activities.

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

101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended September 30, 2018, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAC GROUP, INC.

Dated: November 19, 2018	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

