Form 10-K
period 2018-12-31
REAC GROUP, INC.
filed 2019-04-12
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes   ☑ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018: $198,283.

Number of the issuer’s shares of Common Stock outstanding as of March 31, 2019: 15,055,395

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

The company’s website will offer real estate professionals an advertising platform so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

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

Real Estate professionals use the internet to generate leads. The top sources of internet leads are company and agent web sites. The internet is vital to a growing number of real estate professionals’ success. The strong surge in technology has created many new companies in the real estate industry. Many of them have become household names.

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

The Company intends to add to their business model by acquiring real estate such as multi-family and residential income producing properties. The company is interested with the possibilities to Acquire, Joint Venture or Partner with other real estate related businesses along with other new business opportunities with established business entities and revenues. We will continue to introduce our operational progress and other corporate actions that include our plan of growth.

Products and Services

The Company has designed a real estate website that will operate as a real estate search portal www.realestatecontacts.com that features the real estate professional’s profiles and other real estate service providers in their service areas. The company is in the Beta testing stage of development.

The Company’s marketing strategy is to feature the real estate professional’s profile on the RealEstateContacts.com portal website in the areas that they service and work in so potential home buyers can view current real estate listings and homes that are for sale. We will send homebuyers and sellers to our real estate website so they can view our real estate contacts profiles so our real estate professionals become focused on receiving good leads for their business. This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

The driving of internet traffic is the key to any online marketing company. Our advertising campaign will be built around all internet related marketing concepts, such as search engine optimization, pay per clicks advertising, banner advertising, email marketing, and linking up to other real estate portals and directories.

We currently offer real estate agents, brokers, and offices the opportunity to become the real estate contact in the city that they serve on www.RealEstateContacts.com for a yearly fee.

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

REAC Group, Inc. was incorporated on March 10, 2005. For the years ended December 31, 2018, and 2017, net losses were $702,564 and $822,873, respectively. Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history. Additionally, the Company has been unsuccessful in generating any significant revenues since its inception. This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations. The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment. The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future. The Company anticipates that its operating expenses will increase in concert with its planned operations. Any significant failure to realize anticipated revenue growth could result in further losses. The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

Our primary revenue will be generated from yearly advertisements by real estate professionals, such as real estate offices, real estate brokerages, real estate agents, and the sales of real estate service providers. The revenue available from these advertisements will depend on the current real estate market. If the advertisements on our website do not generate sufficient income to meet operating expenses our cash flow and ability to operate will be adversely affected.

Our future success is dependent, in part, on the performance and continued service of Robert DeAngelis, CEO, President and Director. Without his continued service, we may be forced to interrupt or eventually cease our operations.

We are presently dependent to a great extent upon the experience, abilities and continued services of Robert DeAngelis. The loss of the service of Mr. DeAngelis could have a material adverse effect on our business, financial condition or results of operation.

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

Some events over which investors in the Company have no control could result in the issuance of additional shares of our Common Stock or issuances of preferred stock which would dilute the ownership percentage of current shareholders. We may issue additional shares of Common Stock:

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

The Company’s CEO and officer/director currently owns approximately 15,002 post-split shares of the Company’s outstanding Common Stock as of March 31, 2019, and has significant control over shareholder matters, such as election of the Company's directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

The Company may become dependent upon advertising customers for a significant portion of its revenue. If these customers no longer require our service it will have an adverse effect on our business operations.

The Company may become dependent upon advertising customers for a significant portion of its revenues. Should the Company be successful in obtaining those customers, but those customers no longer require the Company’s services or terminate the use of its services, the Company’s revenues and operations will be negatively affected.

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

The Company’s business is conducted solely within the Internet arena and is subject to various risks associated with conducting business online, including: (a) the Company’s target clients, real estate professionals, offices, brokers, agents, may operate their own Internet portal and websites for advertising and marketing purposes, and have no need for the Company’s advertising, marketing and services; and (b) consumer traffic to the Company’s website and its advertising/marketing revenues are based on consumer and real estate professional’s acceptance and/or continued acceptance of online marketing and advertising, which there is no assurance will continue to be an acceptable mode of marketing and advertising.

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

In the future, we may issue our authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of our present stockholders. We are currently authorized to issue an aggregate of 200,000,000 shares of capital stock consisting of 199,000,000 shares of common stock, par value $.00001 per share, and 1,000,000 shares of Preferred Stock, of which 500,000 shares have been designated as Series A Preferred Stock, par value $0.0001 per share (“Series A”), as per the amended and restated Articles of Incorporation, effective January 22, 2019.

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

Our Common Stock is traded on the over-the-counter market (OTC) electronic quotation service, an inter-dealer quotation system that provides significantly less liquidity than the NASDAQ stock market or any other national securities exchange. In addition, trading in our Common Stock has historically been extremely limited. This limited trading adversely affects the liquidity of our Common Stock, not only in terms of the number of shares that can be bought and sold at a given price, but also through delays in the timing of transactions and reduction in security analysts’ and the media’s coverage of us. As a result, there could be a larger spread between the bid and ask prices of our Common Stock and you may not be able to sell shares of our Common Stock when or at prices you desire.

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

At the present time, we have outstanding warrants to purchase securities convertible into common stock (see Note 9).

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter market (OTC: Pink) electronic quotation service under the symbol “REAC.”

	As of December 31, 2018		Retro-application of 1:10,000 reverse split made effective March 1, 2019
Fiscal Year 2018	High*	Low*	High*	Low*
First quarter ended March 31, 2018	$0.0064	$0.0007	$64.00	$7.00
Second quarter ended June 30, 2018	$0.0012	$0.0004	$12.00	$4.00
Third quarter ended September 30, 2018	$0.0006	$0.0003	$6.00	$3.00
Fourth quarter ended December 31, 2018	$0.0005	$0.0002	$5.00	$2.00

	As of December 31, 2018		Retro-application of 1:10,000 reverse split made effective March 1, 2019
Fiscal Year 2017	High*	Low*	High*	Low*
First quarter ended March 31, 2017	$0.0064	$0.0007	$64.00	$7.00
Second quarter ended June 30, 2017	$0.0012	$0.0004	$12.00	$4.00
Third quarter ended September 30, 2017	$0.0006	$0.0003	$6.00	$3.00
Fourth quarter ended December 31, 2017	$0.0005	$0.0002	$5.00	$2.00

Approximate Number of Equity Security Holders

As of December 31, 2018, there were approximately 54 certificate holders of record of the Company’s common stock.

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

Our focus is driving high volumes of traffic to our website and our advertisers profile pages putting the consumer with the most relevant and desired professional. Many unique visitors visit our website to view real estate listings and homes for sale. We accomplish this through highly focused and well-designed SEO strategies that allow our advertisers to receive greater amount of exposure without spending huge resources. Our methodology and resource expenditures are invaluable tools to our advertisers. We do the marketing and our advertisers get the leads.

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

Our business strategy is an ease of use approach which allows the consumer to view listings of homes from of their local real estate office, broker or agent. This service is provided from our real estate search website: www.realestatecontacts.com. In addition, our real estate search website will feature a select few per city. For this reason we believe our concept will have a high level of interest from any real estate professional. We believe this approach will be attractive to real estate professionals in each locale.

The RealEstateContacts.com portal website will also feature local real estate service providers such as local or national mortgage lenders and mortgage brokers. By featuring local mortgage brokers our website allows the consumer to have access to any financial questions and can receive all the information they need quickly in their geographical area.

Our goal is to connect real estate professionals with consumers who are interested in buying or selling a home.

We anticipate generating revenues from advertising sales from real estate professionals on our current website.

We plan to grow revenues in the next 12 months by undertaking the following steps:

•	Devote greater resources to marketing and selling our services such as developing and creating a more productive advertising sales division within our company by the hiring of advertising sales account executives.
•	Focus to expand our network of advertisers and real estate professionals by increasing our online presence to include various marketing channels such as the major search engines, Google, Yahoo and Bing.
•	Expand our company’s public relations by creating more brand awareness on the internet. An example would be to focus on other social media websites such as Facebook, Twitter, and LinkedIn.
•	Develop other marketing programs to efficiently increase our brand awareness such as email campaigns, newsletters, linking our website to other real estate business websites, real estate portals and directories.
•	We intend to continue, maintain and aggressively pursue to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, pay per click advertising, banner advertising and social media networks to help manage and geographically target consumer traffic and lead volume.
•	Focus on driving more internet traffic and unique visitors to our websites by using these search engine marketing techniques.
•	We plan to increase our online Search Engine Marketing to create more unique users. Measuring unique users is important to us because our advertising revenues depend in part on our ability to enable our consumers to connect with real estate professionals. We define a unique user as a user who visits our website at least once during a calendar month, as measured by our analytical tools.
•	The number of real estate professionals (advertisers) on our website is an important driver of revenue growth.

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

Results of Operations

For the years ended December 31, 2018 and 2017.

Revenues

For the years ended December 31, 2018 and 2017, we generated no revenues.

Operating Expenses

Operating expenses were incurred in the amount of $509,358 and $1,236,390 for the years ended December 31, 2018 and 2017, respectively. The decrease was due to decreased stock based compensation and general and administrative expenses. We anticipate that our professional fees ($53,504 in 2018 vs $154,994 in 2017) will remain significant as we maintain compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $702,564 and $822,873 for the years ended December 31, 2018 and 2017, respectively. The increased loss is largely due to $172,886 in debt financing penalties associated with our convertible notes, offset by significant decreases in stock based compensation and the change in the fair value of our derivative financing. At this time, normal costs of public filing and increasing advertising efforts will continue and it is not known when significant revenues will occur to off-set these expenses.

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

The Company has negative working capital, in the amount of $1,351,888 as of December 31, 2018 and has used cash from operations of $115,186. The Company received $65,000 in proceeds from one of its convertible debt note holders during the year ended December 31, 2018 and during the year ended December 31, 2017, the Company received $5,000 in proceeds from the issuance of common stock.

At December 31, 2018 the Company’s cash balance was $1,162. The Company anticipates generating revenue, which will partially mitigate cash flow deficiencies; however without revenue at the present time, we are unable to cover our cash requirements without relying upon loans and advances. In consideration of the potential shortfall in adequate resources, management has disclosed its substantial doubt about its ability to continue as a going concern and our auditor has also expressed the same in their auditors’ report.

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

We anticipate that depending on market conditions and our plan of operations, we may incur operating losses in the foreseeable future. Therefore, there is substantial doubt about our ability to continue as a going concern.

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

Subsequent Events

On March 29, 2019, the Company was released from its obligation to pay the remaining balance of a convertible note payable and accrued interest in the amount of $103,769, resulting in a gain on the extinguishment of debt for the same value.

On March 30, 2019, the Company was released from its obligation to pay the remaining balance of a convertible note payable and accrued interest in the amount of $143,028 resulting in a gain on the extinguishment of debt for the same value.

On March 6, 2019, the Company issued 15,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued for purposes of maintaining voting control of the Company and were valued at $0.50, the quoted market price on the date of issuance, or $7,500,000.

On March 4, 2019, the Company renewed its three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also contains an anti-dilution clause for purposes of maintaining voting control of the Company.

On January 21, 2019, the holder of a majority of our outstanding voting stock (“Majority Shareholder”), approved by written consent to amend our Articles of Incorporation to: (i) effect a 1-for 10,000 Reverse Stock Split of our issued and outstanding shares of Common Stock; and (ii) decrease the authorized shares of our Common Stock from a 9.99 billion (9,990,000,000) before the Reverse Stock Split to 200 million (200,000,000). On February 1, 2019, the Financial Industry Regulatory Authority (“FINRA”) notified the Company that FINRA had received the necessary documentation to process the Reverse Stock Split pursuant to FINRA Rule 6490 and that the Reverse Stock Split would take effect at the opening of trading on March 1, 2019. The Company’s shares will continue to trade on The OTC Markets marketplace under the symbol “REAC” with the letter “D” added to the end of the trading symbol for a period of 20 trading days to indicate that the Reverse Stock Split has occurred.

On January 15, 2019, the Company issued 2,400 shares of common stock for a value of $1,920 in satisfaction of $1,420 in principal and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the principal.

On January 4, 2019, the Company issued 2,500 shares of common stock for a value of $2,000 in satisfaction of $1,500 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest.

Common Shares issued for Repayment of Notes

In August 2018, the Company issued 2,393 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were valued at $3,350, or $1.40 per share.

In June 2018, the Company issued 1,800 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In June 2018, the Company issued 2,195 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were valued at $3,073, or $1.40 per share.

In May 2018, the Company issued 1,522 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,523 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,749 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,908 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 2,003 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,329 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 55 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,444 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were valued at $3,033, or $2.10 per share.

In May 2018, the Company issued 1,500 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,261 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,259 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,261 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,449 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In March 2018, the Company issued 1,100 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 1,989 shares of common stock, for a value of $17,500 in satisfaction of $14,507 in principal and $2,993 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 1,125 shares of common stock, for a value of $11,250 in satisfaction of $10,696 in principal and $554 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 1,000 shares of common stock, for a value of $4,000 in satisfaction of $1,826 in principal, $1,674 in interest, and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In January 2018, the Company issued 467 shares of common stock, for a value of $6,541 in satisfaction of $6,041 in principal and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In January 2018, the Company issued 250 shares of common stock, for a value of $4,000 in satisfaction of $471 in principal, $3,029 in interest, and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In November 2017, the Company issued an aggregate of 500 shares of common stock, for a value of $5,000 in satisfaction of $4,859 in principal and $141 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 311 shares of common stock, for a value of $11,213 in satisfaction of $461 in principal and $10,753 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 388 shares of common stock, for a value of $3,880 in satisfaction of $2,891 in principal and $989 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued an aggregate of 369 shares of common stock, for a value of $31,000 in satisfaction of $30,519 in principal and $481 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued 388 shares of common stock, for a value of $3,880 in satisfaction of $3,880 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In September 2017, the Company issued 357 shares of common stock, for a value of $30,000 in satisfaction of $23,273 in principal and $6,727 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In July 2017, the Company issued 335 shares of common stock, for a value of $3,350 in satisfaction of $3,350 accrued interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest and the recorded derivative liability.

In May 2017, the Company authorized the issuance of 115 shares of common stock, for a value of $63,415, in satisfaction of $63,415 in finance costs associated with a convertible note payable. The Company recorded the issuance at the fair value on the date of grant, which was $550 per share.

Off-Balance Sheet Arrangements

Under the definition contained in Item 303(a)(4)(ii) of Regulation S-K, we do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2018 and 2017, which are contained in this filing and the Company’s 2018 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

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

As of December 31, 2018 and 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

REAC Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REAC Group, Inc. (the Company) as of December 31, 2018 and 2017 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018 and 2017, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a Net Loss and cash used in operations of approximately $703,000 and $115,000, respectively, for the year ended of December 31, 2018 and a working capital deficit of approximately $1,352,000. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the auditing standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits include performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Assurance Dimensions

Certified Public Accountants

We have served as the Company’s auditor since 2017.

Coconut Creek, Florida

April 12, 2019

REAC Group, Inc. Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Current assets
Cash	$1,162		$51,396
Prepaid expenses	---		461
Total current assets			51,857

Total assets	$1,162		$51,857

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$3,000	$	---
Accrued interest	54,119		14,559
Accrued salaries, payroll taxes, and penalties and interest	807,108		853,010
Derivative liability	---		---
Due to principal shareholder	---		47
Notes payable to principal shareholder	---		---
Convertible notes payable (net of debt discount of $4,915 and $14,648, respectively)	488,823		350,073
Warrant derivative liability	---		35,047
Total current liabilities	1,353,050		1,252,736
Total liabilities	1,353,050		1,252,736

Commitments and Contingencies (Note 13)

Stockholders' Deficit
Preferred Stock Series A $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 shares issued and outstanding, respectively	50		5
Preferred Stock, no designation, 500,000 shares authorized; none issued and outstanding	---		---
Common Stock, $0.00001 par value, 199,000,000 shares authorized; 50,441 and 9,364 shares issued and outstanding, respectively	---		---
Additional paid-in capital	22,034,695		21,483,185
Accumulated deficit	(23,386,633)		(22,684,069)
Total stockholders' deficit	(1,351,888)		(1,200,879)
Total Liabilities and Stockholders' Deficit	$1,162		$51,857

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc. Statements of Operations

	For the Years Ended
	December 31,
	2018		2017

Revenues	$	---	$	---

Operating expenses:
Compensation		451,657		1,016,013
Professional		53,504		154,994
Rents		1,200		1,200
General and administrative		2,997		64,183
Total operating expenses		509,358		1,236,390

Net loss from operations		(509,358)		(1,236,390)

Other income/(expense)
Interest expense		(75,956)		(259,175)
Change in fair value of derivative liability		---		(526,070)
Debt financing penalties		(172,886)		---
Gain on write-off of warrant liability		35,047		---
Gain on write-off of derivative liability		---		1,232,164
Gain on extinguishment of debt		20,589		128,598
Impairment of asset		---		(162,000)
Net gain/(loss) loss before provision for income taxes		(702,564)		(822,873)

Provision for income taxes		---		---

Net loss		$(702,564)		$(822,873)

Loss per share, basic and dilutive		$(17.84)		$(133.41)

Weighted average shares outstanding
basic and dilutive		39,387		6,168

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit For the Years Ended December 31, 2018 and 2017

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2016	50,935	$5	4,799	$-	$20,028,421	$(21,861,196)	$(1,832,770)

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Common stock issued for cash	-	-	-	-	5,000	-	5,000

Common shares issued as compensation for services	-	-	3,001	-	932,000	-	932,000

Discounts on convertible debt and warrants	-	-	-	-	122,326	-	122,326

Common shares issued for purchase of assets	-	-	5	-	142,500	-	142,500

Cancellation of common shares	-	-	(1,405)	-	-	-	-

Shares issued in satisfaction of loan debt and interest	-	-	2,649	-	88,323	-	88,323

Common stock issued for finance costs	-	-	115	-	63,415	-	63,415

Common stock issued for investor relations	-	-	200	-	100,000	-	100,000

Net loss for the year	-	-	-	-	-	(822,873)	(822,873)

Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	1,200	-	1,200

Common shares issued as compensation for services and as settlement for accrued compensation	449,065	45	10,000	-	442,221	-	442,266

Shares issued in satisfaction of loan debt and interest	-	-	25,044	-	108,089	-	108,089

Shares issued on cashless exercise of warrants	-	-	6,033	-	-	-	-

Net loss for the year	-	-	-	-	-	(702,564)	(702,564)

Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc. Statements of Cash Flows
	For the Years Ended December 31,
	2018		2017
Cash Flows from Operating Activities:
Net loss		$(702,564)		$(822,873)
Adjustment to reconcile net loss to net cash provided by operations:
Stock based compensation		330,000		1,032,000
In kind contribution of rent		1,200		1,200
Gain on extinguishment of debt		(20,589)		(128,598)
Change in derivative liability		---		526,070
Gain on write-off of derivative liability		---		(1,232,164)
Gain on write-off of warrant liability		(35,047)		---
Impairment of asset (investment)		---		162,000
Amortization of debt discounts and finance costs		9,733		266,011
Debt financing penalties		172,886		---
Changes in assets and liabilities:
Prepaid expenses		461		(461)
Accounts payable		3,000		(46,466)
Accrued interest		39,561		(28,837)
Accrued salaries, payroll taxes, penalties and interest		86,173		59,013
Due to principal shareholder		---		(90,104)
Net Cash Used by Operating Activities		(115,186)		(303,209)

Cash Flows from Investing Activities:
Investment in Patriot		---		(19,050)
Net Cash Used by Operating Activities		---		(19,050)

Cash Flows from Financing Activities:
Proceeds from shareholder loans and advances		2,500		39,000
Repayments of shareholder loans and advances		(2,548)		(70,250)
Proceeds from loans and notes		65,000		400,250
Repayments of loans and notes		---		---
Proceeds from the issuance of common stock		---		5,000
Net Cash Provided by Financing Activities		64,952		374,000

Net increase (decrease) in cash		(50,234)		51,291
Cash at beginning of period		51,396		105
Cash at end of period		$1,162		$51,396

Supplemental cash flow information:
Interest paid		$6,500		$26,500
Taxes paid	$	---	$	---

Non-cash disclosures
Common stock issued for conversion of debt and interest		$108,089		$88,323
Common stock issued for warrants		$9,456	$	---
Preferred stock issued against accrued officer compensation		$112,266	$	---
Common shares issued as finance costs	$	---		$63,415

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc.

Notes to the Financial Statements

For the years ended December 31, 2018 and 2017

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

The Company’s website offers cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

RealEstateContacts.com is expected to serve as an internet portal that will feature a real estate search website that directs consumers to receive more detailed information about agents, offices, current listings, homes for sale, commercial properties, mortgages, and foreclosures. We intend to provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers. The Company is seeking to bring additional value to its shareholders through acquisition, joint venture, or partnerships with other real estate related businesses. The Company intends to add to their business model by acquiring real estate such as multi-family and residential income producing properties. The company is interested with the possibilities to Acquire, Joint Venture or Partner with other real estate related businesses along with other new business opportunities with established business entities and revenues. We will continue to introduce our operational progress and other corporate actions that include our plan of growth.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

All share and per share information contained in this report gives retroactive effect to a 1 for 10,000 reverse stock split of outstanding common stock, effective March 1, 2019.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation, assumptions used in calculating derivative liabilities, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2018 and December 31, 2017, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the years ended December 31, 2018 and December 31, 2017, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. During the year ended December 31, 2017, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017. As of December 31, 2018, the Company determined that there was no change to the market for the common stock and did not associate a derivative liability to its outstanding notes payable for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2018 or December 31, 2017.

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value. The Company recorded an impairment loss on its long-lived assets in the amount of $0 and $162,000 for the twelve months ended December 31, 2018 and 2017, respectively.

Stock Based Compensation

Under ASC 718, Compensation - Stock Compensation, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant.

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its balance sheets and provides valuation allowances as management deems necessary.

Earnings Per Share

Basic income per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC No. 260, Earnings Per Share.

Diluted income per share includes the dilutive effects of stock options, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of December 31, 2018, there were approximately 832,792 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $702,564 for the year ended December 31, 2018 and had net cash used in operating activities of $115,186 for the same period. Additionally, the Company has an accumulated deficit of $23,386,633 and a working capital deficit of $1,351,888 at December 31, 2018. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

In July 2018, FASB issued Accounting Standards Update 2018-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2018, FASB issued Accounting Standards Update 2018-09; Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2017, the FASB issued Accounting Standards Update 2017-18 (ASU 2017-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. The Company does not expect that adoption of this ASU to have a material effect on its consolidated financial statements.

In October 2017, the FASB issued ASU No. 2017-16-Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this ASU to have a significant impact on its consolidated financial statements.

In August 2017, the FASB issued ASU No. 2017-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2017-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted. The Company is currently assessing the potential impact of ASU 2017-15 on its financial statements and related disclosures.

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

5. Investment

On January 4, 2017, the Company executed an Asset Purchase Agreement with Patriot Bioenergy Corporation, a Kentucky corporation, for the purchase of all of the assets related to the business of operating a hemp processing and growth operation and selling hemp related products. Pursuant to the Agreement, the Company issued 5 common shares which were valued at $142,500 based on the closing market price of the stock on the date of closing of the asset acquisition. In addition, the Company paid expenses of Patriot totaling $19,500, resulting in a total investment of $162,000.

The Company has requested accounting records relating to the assets purchased, but Patriot has provided no such records. Accordingly, the Company cannot allocate the purchase price among any specific assets purchased. As a result, On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017. REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company necessary to prepare the financial statements and pro forma financial information required of a reporting company. As of March 31, 2017, the Company was unable to re-acquire the 5 shares issued for the purchase transaction, along with an aggregate of 1,500 shares issued in November 2016 to five individuals currently employed by Patriot (see Note 11, Stock Compensation). As a result, the Company deemed the entire investment to be impaired and recorded an impairment loss of $162,000 as of March 31, 2017.

In May 2017, the Company received and cancelled an aggregate of six hundred shares of common stock related to Patriot employment agreements. The Company recorded the cancelled shares at their par value. In July, 2017, the Company received and cancelled the 5 shares issued for the purchase transaction and an additional 300 shares were returned by an individual employed by Patriot. The Company recorded the cancelled shares at their par value. (see Note 11)

6. Related Party Transactions

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of December 31, 2018 and December 31, 2017, the Company owed $0 and $47, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the years ended December 31, 2018 and 2017, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $1,200 and $1,200 for the years ended December 31, 2018 and 2017, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On March 1, 2018, the Company issued 45 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer in satisfaction of accrued compensation owed to him by the Company. (See Note 11)

On January 23, 2018, the Company issued 10,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $33.00; rendering the value of the preferred issued as $330,000. Since the Company’s closing stock price on the date of grant was also $33.00, the Company did not recognize any associated discounts or benefits associated with the shares issued.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 3,000 shares to the Company’s Chief Executive Officer as his 2016 performance bonus pursuant to his employment agreement that automatically renewed on March 4, 2017. The shares were valued at the quoted market price on the date of grant, or $900,000.

On March 4, 2013, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for an initial three-year and automatically renews for an additional twelve months upon expiration of the initial term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the twelve months ended December 31, 2018 and 2017, the Company recorded compensation expense in the amount of $120,000 and $120,000, respectively.

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	December 31, 2018	December 31, 2017
Accounts payable	$3,000	$	---
Accrued interest	54,058		14,559
Accrued salaries, payroll taxes, penalties and interest (a)	807,108		853,011

(a) The Company has accrued additional compensation to its Chief Executive Officer totaling $120,000 and $120,000 during the years ended December 31, 2018 and 2017, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $807,108 and $853,011 at December 31, 2018 and 2017, respectively.

8. Convertible Notes Payable

During the twelve months ended December 31, 2018 and 2017, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of December 31, 2018 and December 31, 2017. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of December 31, 2018, all of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of December 31, 2018, the Company owed an aggregate of $542,942 in principal and accrued interest; of which, $493,738 (before a discount of $4,915) represents convertible notes payable and $54,119 represents accrued interest. At December 31, 2017, the Company owed an aggregate of $414,374 (before a discount of $14,648) in principal and accrued interest; of which, $364,721 represents convertible notes payable, $35,047 represents warrant liabilities payable, $47 represents advances from the principal shareholder, and $14,559 represents accrued interest.

	December 31, 2018	December 31, 2017
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $4,915 and $14,648, respectively.	$493,738	$364,721
Principal	493,738	364,721
Debt discount	(4,915)	(14,648)
Total Principal	$488,823	$350,073

Summary of Convertible Note Transactions:

	December 31, 2018	December 31, 2017
Convertible notes, January 1	$364,721	$128,525
Additional notes, face value	65,000	405,949
Default Penalties	172,886	---
Payments and adjustments	---	(107,750)
Settlement of debt	(20,000)	---
Conversions of debt	(88,869)	(62,003)
Unamortized debt discounts	(4,915)	(14,648)
Convertible notes, balance	$488,823	$350,073

On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. On May 9, 2018, the note holder agreed to forgive the balance of the principal and accrued interest. As a result, during the year ended December 31, 2018, the Company has recognized a gain on the extinguishment of debt in the amount of $20,589 and canceled the reserve of 50,000 shares of common stock. At December 31, 2017, the Company owed $20,000 and accrued interest of $238.

On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date. The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days. After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. In addition, the Company issued an aggregate of 15,813 common shares in satisfaction of $53,000 in principal and $3,727 in accrued interest. As of December 31, 2018, the note was considered paid in full and the Company canceled the reserve of 41,945 shares of common stock. At December 31, 2017, the Company owed $53,000 and accrued interest of $1,587.

On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087. The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 335 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. During the year ended December 31, 2018, the Company issued an aggregate of 1,125 common shares in satisfaction of $10,696 in principal and $554 in accrued interest for a total value of $11,250 and canceled the reserve of 49 shares of common stock. As of December 31, 2018, the note was considered paid in full. At December 31, 2017, the Company owed $13,025 and accrued interest of $194.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the year ended December 31, 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note.

The Note became due and payable on July 5, 2018 and the Company is now in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and ten (10) times the number of shares that is actually issuable upon full exercise of the Note. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of December 31, 2018, the equivalent number of shares the Company would be required to issue to satisfy the Note is 77,708. As of December 31, 2018, the Company is in technical default of the Reserve share requirement; which is allocable between the Note and the detached Warrant. (see Note 9)

During the year ended December 31, 2018, the Company issued an aggregate of 467 common shares in satisfaction of $6,041 in principal and fees under the Note of $500. As of December 31, 2018, the Company owed $93,959 and accrued interest of $7,061. At December 31, 2017, the Company owed $35,000 and accrued interest of $863.

On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor pursuant to which the Company received $165,000 in financing through the execution of a Convertible Promissory Note. In addition, the Company issued 115 shares of common stock for a value of $63,415 as consideration for entering into the financing agreement. The Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price per share during the previous twenty-five (25) trading days, subject to anti-dilution and market adjustments set forth in the Agreement.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the year ended December 31, 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

During the year ended December 31, 2018, the Company was required to increase the principal balance of the note by $5,000 pursuant to Section 1.3 of the Agreement which states that if the Borrower does not maintain or replenish the Reserved Amount within three (3) business days of the request of the Holder, the principal amount will increase by $5,000 for each such occurrence. In addition, under Section 1.4(g) of the Note, the Company was required to increase the principal amount of the Note by $15,000 due to the conversion price being less than $0.01. The penalties are tacked back to the Issue Date of the Note.

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of December 31, 2018, the equivalent number of shares the Company would be required to issue to satisfy the Note is 388,026.

During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292. At December 31, 2017, the Company owed $164,539 and accrued interest of $2,802.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2018. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees. On July 6, 2018, the Company’s Board of Directors approved the assignment of this Convertible Promissory Note to a different third-party. The terms of the original March 13, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 10% per annum until the note is paid in full.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the year ended December 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

The Note became due and payable on January 13, 2018 and the Company is in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 22% per annum beginning on July 6, 2018 and the Company classified the Note as a current liability. On November 2, 2018, the Note Holder demanded payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The Mandatory Default Amount means the greater of (a) the Outstanding Balance divided by the Installment Conversion Price on the date the Mandatory Default Amount is demanded, multiplied by the VWAP on the date the Mandatory Default Amount is demanded, or (b) the Outstanding Balance following the application of the Default Effect. Pursuant to the demand letter on that date, the Company owed $125,053, which includes the mandatory default amount and interest will continue to accrue at the rate of $78.80 per day. The principal increase is considered applied as of the date of the demand for payment and is not tacked back to the Issue Date of the Note.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. The Company will have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of December 31, 2018, the equivalent number of shares the Company would be required to issue to satisfy the Note is 114,633. As of December 31, 2018, the Company is in technical default of the Reserve requirement under the Note.

As of December 31, 2018, the Company owed $124,650 in principle and accrued interest of $11,766. At December 31, 2017, the Company owed $178,708 and accrued interest of $10,066.

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

9. Warrant Liabilities

The Company estimates the fair value of each option award on the date of grant using the Binomial option valuation model that uses the assumptions noted in the table below. Because Binomial option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. During the year ended December 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

The following table sets forth common share purchase warrants outstanding as of December 31, 2018:

	December 31, 2018	December 31, 2017
Warrants, January 1	122	--
Additions	---	122
Conversions	(4)	---
Forfeitures	(52)	---
Warrants, balance	66	122

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	70	$32.50	$32.50
Warrants granted and issued	(4)	$1.63	$4.70
Warrants forfeited	-	$-	$-
Outstanding, December 31	(66)	$7.74	$7.66

Common stock issuable upon exercise of warrants	252,425	$7.74	$7.66

Common Stock Issuable				Common Stock Issuable
Upon Exercise of				Upon Warrants
Warrants Outstanding				Exercisable
Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at December 31,	Contractual	Exercise	at December 31,	Exercise
Price	2018	Life (Years)	Price	2018	Price
$1.30	252,425	0.70	$7.74	252,425	$7.74

The warrants convert at a rate of $1.30 per warrant, based on a discounted rate of 65% of the last 20 trading days.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. (See Note 8) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1”) which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05, as adjusted from time to time pursuant to the terms and conditions of the Warrant. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock at $5,000 per share, resulting in an exercise value at issuance of $350,000. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note.

The Company estimates the fair value at each reporting period using the Binomial Method. During the year ended December 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants and in quarter ending March 31, 2018, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $35,047.

The Warrant may be exercised in whole or in part at $5,000 per share, subject to anti-dilution adjustments set forth in the Agreement. If the Market Price is greater than the Exercise Price, the Warrant Holder may elect to receive Warrant shares pursuant to a cashless exercise. The Market Price means the highest traded price of the Company’s common stock during the twenty (20) trading days prior to the date of the respective Exercise Notice. A dilutive issuance occurs when the Company issues common stock at an effective price per share that is less than the then-current Exercise Price. In this event, the Exercise Price is adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired in the dilutive issuance.

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of December 31, 2018, the Company will be in technical default of its Reserve requirement which is allocable between the Note and the detached Warrant. (see Note 8)

During the year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,033 shares of common stock for an aggregate value of $9,456. The warrant derivative liability as of December 31, 2018 and December 31, 2017 was $0 and $35,047, respectively. As of December 31, 2018, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 252,425 shares, which is based upon an exercise price of $1.30.

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

The Market Price, as calculated pursuant to the Warrant Agreement, was $1,097 per share with 52 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $2,779. The warrant derivative liability as of December 31, 2018 and December 31, 2017 was $0 and $2,779, respectively. Effective July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

The following table indicates the fair value of the warrants recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Value as of December 31, 2017
Warrant 1	$35,000	$500	70	$300	$12,565	$32,268
Warrant 2	$57,500	$1,097	52	$900	$-0-	$2,779
Total	$92,500		122		$12,565	$35,047

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

During the years ended December 31, 2018 and December 31, 2017, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. The derivate liability that had previously been recognized was recorded as a gain through the change in fair value of derivative liability on the statement of operations as of December 31, 2017.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 - Quoted prices in active markets for identical assets or liabilities; Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 - Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At December 31, 2018 and December 31, 2017, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

The table below provides a summary of the changes in fair value, including net transfers in and/or out of all financial assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017, respectively.

Fair Value Measurements using inputs
	December 31, 2018		December 31, 2017
Balance, January 1,	$	---		$699,090
(Gain)/Loss on change in fair value realized and included in net loss		---		533,074
Gain on write-off of derivative liability		---		(1,232,164)
Balance	$	---	$	---

11. Equity

Stock Subscriptions

On January 13, 2017, the Company issued 1 common share for cash. Consideration to the Company was $5,000, or $5,000 per share.

Stock Compensation

On March 1, 2018, the Company issued 45 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer for a value of $112,266, or $2,500 per share. The value was recorded against his accrued compensation payable.

On January 23, 2018, the Company issued 1,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $33.00; rendering the value of the preferred issued as $330,000. Since the Company’s closing stock price on the date of grant was also $33.00, the Company will not recognize any associated discounts or benefits associated with the shares issued.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 3,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $300, the quoted market price on the date of issuance, or $900,000.

On June 7, 2017, the Company issued 200 shares pursuant to a Service Agreement entered into on that date for investor relation services. The shares were valued at $500 per share, the closing market price on the date of issuance, or $100,000. On July 6, 2017, the Company terminated the investor relation agreement. The common shares issued in this transaction will remain issued and outstanding and the corresponding value of $100,000 was recorded to compensation expense.

On May 8, 2017, the Company issued 115 shares in consideration of financing received by the Company. The shares were valued at $550, the quoted market price on the date of issuance, or $63,415.

On January 18, 2017, the Company issued 1 share pursuant to a Consulting Agreement entered into on that date. The consultant was engaged to perform research related to hemp processing in the State of Florida. The share was valued at $32,000 per share, the closing market price on the date of issuance, or $32,000. These services were completed prior to March 31, 2018 and as a result the entire amount was recorded as compensation expense.

Stock Issued for Debt and Interest

In August 2018, the Company issued 2,393 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were issued in a cashless exercise and were valued at $3,350, or $1.40 per share.

In June 2018, the Company issued 1,800 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In June 2018, the Company issued 2,195 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were issued in a cashless exercise and were valued at $3,073, or $1.40 per share.

In May 2018, the Company issued 1,522 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,523 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,749 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,908 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 2,003 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,329 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 550 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In May 2018, the Company issued 1,444 shares of common stock in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note that granted the investor a Warrant to purchase shares of the Company’s common stock. The shares were issued in a cashless exercise and were valued at $3,033, or $2.10 per share.

In May 2018, the Company issued 1,500 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,261 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,259 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,261 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In April 2018, the Company issued 1,449 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In March 2018, the Company issued 1,100 shares of common stock, for a value of $2,640 in satisfaction of $2,140 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 1,989 shares of common stock, for a value of $17,500 in satisfaction of $14,507 in principal and $2,993 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 1,125 shares of common stock, for a value of $11,250 in satisfaction of $10,696 in principal and $554 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In February 2018, the Company issued 1,000 shares of common stock, for a value of $4,000 in satisfaction of $1,826 in principal, $1,674 in interest, and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In January 2018, the Company issued 467 shares of common stock, for a value of $6,541 in satisfaction of $6,041 in principal and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In January 2018, the Company issued 250 shares of common stock, for a value of $4,000 in satisfaction of $471 in principal, $3,029 in interest, and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

In November 2017, the Company issued an aggregate of 500 shares of common stock, for a value of $5,000 in satisfaction of $4,859 in principal and $141 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 311 shares of common stock, for a value of $11,213 in satisfaction of $461 in principal and $10,753 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In November 2017, the Company issued an aggregate of 388 shares of common stock, for a value of $3,880 in satisfaction of $2,891 in principal and $989 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued an aggregate of 369 shares of common stock, for a value of $31,000 in satisfaction of $30,519 in principal and $481 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In October 2017, the Company issued 388 shares of common stock, for a value of $3,880 in satisfaction of $3,880 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In September 2017, the Company issued 357 shares of common stock, for a value of $30,000 in satisfaction of $23,273 in principal and $6,727 in interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable, accrued interest and the recorded derivative liability.

In July 2017, the Company issued 335 shares of common stock, for a value of $3,350 in satisfaction of $3,350 accrued interest on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest and the recorded derivative liability.

In May 2017, the Company authorized the issuance of 115 shares of common stock, for a value of $63,415, in satisfaction of $63,415 in finance costs associated with a convertible note payable. The Company recorded the issuance at the fair value on the date of grant, which was $550 per share.

Stock Issued for Investment

On January 4, 2017, the Company executed an Asset Purchase Agreement with Patriot Bioenergy Corporation, a Kentucky corporation, for the purchase of all of the assets related to the business of operating a hemp processing and growth operation and selling hemp related products. Pursuant to the Agreement, the Company issued 5 common shares which were valued at $142,500 based on the closing market price of the stock on the date of issuance. In addition, the Company paid expenses of Patriot totaling $19,500, resulting in a total investment of $162,000 (see Note 5).

Preferred Stock

On March 1, 2018, the Company issued 45 shares of the Company’s non-convertible Series A Preferred Shares, with a par value of $0.0001 and with an initial liquidation preference of $200 per share pursuant to its amended and restated Articles on July 26, 2016, at a price of $200 per share, to its sole director and chief executive officer in exchange for $112,266 of accrued compensation. The Company valued the transaction at $8,981and recognized the difference in fair value to additional paid in capital.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $500. The conversion price is $5000, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the year ended December 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of December 31, 2018 and December 31, 2017 was $0 and $32,268, respectively. During year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,032 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017. The Market Price, as calculated pursuant to the Warrant Agreement, was $1,097 per share with 52 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of December 31, 2018 and December 31, 2017 was $0 and $2,779, respectively. Made effective on July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

Other

During the year ended December 31, 2017, the Company received and canceled 900 common shares issued to employees of Patriot Bioenergy. The Company recorded the cancelled shares at their par value. (see Note 5)

On April 21, 2017, the Company cancelled and terminated the Asset Purchase Agreement with Patriot Bioenergy Corporation that was originally executed on January 4, 2017. REAC terminated the APA due to Patriot’s refusal to provide any financial information to the Company as required by the Asset Purchase Agreement. On April 27, 2017, the 5 common shares were returned to the Company and cancelled at their par value (see Note 5).

On May 1, 2017, the Company terminated an agreement for web services that was consummated during the year ended December 31, 2016. As a result, 5 common shares associated with the agreement were returned to the Company and cancelled.

During the twelve months ended December 31, 2018 and 2017, the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

Amendment to the Articles of Incorporation

Pursuant to a written consent in lieu of a meeting, dated January 21, 2019, the Board approved to amend our Articles of Incorporation to (i) effect a 1-for-10,000 reverse stock split of our issued and outstanding shares of Common Stock, par value $0.00001 per share, and (ii) decrease the amount of authorized shares of Common Stock from 9.999 billion (9,999,000,000) prior to the Reverse Stock Split to 200 million (200,000,000). The Company has retro-actively applied the reverse stock split made effective on March 1, 2019 to these financial statements.

As of December 31, 2018, the total number of shares this corporation is authorized to issue is 200,000,000 (two-hundred million), allocated as follows among these classes and series of stock:

Designation	Par value	Shares Authorized
Common	$0.00001	200,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, Series B	$0.0001	500,000

As a result of the Reverse Stock Split, each 10,000 issued and outstanding shares of Common Stock before the Reverse Stock Split will become and be automatically converted into one (1) share of Common Stock after the Reverse Stock Split, with shareholders who would receive a fractional share to receive such additional fractional share that will result in the holder having a whole number of shares.

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

There were no operating or capital lease commitments as of December 31, 2018 and December 31, 2017.

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

The Tax Cuts and Jobs Act of 2017 changed the top corporate tax rate from 35% to one rate of 21%. This rate will be effective for corporations whose tax year begins after January 1, 2018, and it is a permanent change. Under ASC 740, the effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The resulting amendments to IRC Section 172 disallow the carryback of net operating losses but allow for the indefinite carryforward of those net operating losses. Pursuant to Section 172(e)(2) of the statute, the amended carryback and carryover rules apply to any net operating loss arising in a taxable year ending after December 31, 2017. In addition to the carryover and carryback changes, the Act also introduces a limitation on the amount of net operating losses that a corporation may deduct in a single tax year under section 172(a) equal to the lesser of the available net operating loss carryover or 80 percent of a taxpayer’s pre-NOL deduction taxable income (the “80-percent limitation”). This limitation applies only to losses arising in tax years that begin after December 31, 2017 based upon section 172(e)(1) of the amended statute.

The new tax bill reduced the federal income tax rate for corporations from 35% to 21%. The new bill reduced the blended tax rate for the Company from 38.3% to 24.3%. The change in blended tax rate reduced the 2017 net operating loss carry-forward deferred tax asset by approximately $2.66 million.

	December 31,
	2018		2017
Income tax provision (benefit) at statutory rate of 21%		$(148,000)		$(173,000)
State taxes at 3.3%, net of federal benefit		(23,000)		(27,000)
Nondeductible items		80,000		251,000
Subtotal		(91,000)		51,000
Change in valuation allowance		91,000		(51,000)
Income Tax Expense	$	---	$	---

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses		$1,807,000		$1,716,000
Valuation allowance		(1,807,000)		(1,716,000)
Deferred tax asset, net	$	---	$	---

As of December 31, 2018, the Company has estimated tax net operating loss carryforwards of approximately $4.2 million, which can be utilized or expire through tax year 2038. The change in the blended rate reduced the net operating loss carryforward deferred tax asset by $29,000. Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts.

14. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On March 30, 2019, the Company was released from its obligation to pay the remaining balance of a convertible note payable and accrued interest in the amount of $143,028 resulting in a gain on the extinguishment of debt for the same value.

On March 29, 2019, the Company was released from its obligation to pay the remaining balance of a convertible note payable and accrued interest in the amount of $103,769, resulting in a gain on the extinguishment of debt for the same value.

On March 6, 2019, the Company issued 15,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued for purposes of maintaining voting control of the Company and were valued at $0.50, the quoted market price on the date of issuance, or $7,500,000.

On March 4, 2019, the Company renewed its three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also contains an anti-dilution clause for purposes of maintaining voting control of the Company.

On January 21, 2019, the holder of a majority of our outstanding voting stock approved by written consent to amend our Articles of Incorporation to: (i) effect a 1-for 10,000 Reverse Stock Split of our issued and outstanding shares of Common Stock; and (ii) decrease the authorized shares of our Common Stock from a 9.99 billion (9,990,000,000) before the Reverse Stock Split to 200 million (200,000,000). On February 1, 2019, the Financial Industry Regulatory Authority (“FINRA”) notified the Company that FINRA had received the necessary documentation to process the Reverse Stock Split pursuant to FINRA Rule 6490 and that the Reverse Stock Split would take effect at the opening of trading on March 1, 2019. The Company’s shares will continue to trade on The OTC Markets marketplace under the symbol “REAC” with the letter “D” added to the end of the trading symbol for a period of 20 trading days to indicate that the Reverse Stock Split has occurred.

On January 15, 2019, the Company issued 2,400 shares of common stock, for a value of $1,920 in satisfaction of $1,420 in principal and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the principal.

On January 4, 2019, the Company issued 2,500 shares of common stock, for a value of $2,000 in satisfaction of $1,500 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the accrued interest.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018 under the criteria set forth in the in Internal Control-Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties and control procedures including supervision and review of information,, resulting from the Company's limited resources.

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

Changes in Internal Control over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the year ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management Team

Robert DeAngelis, President, Chief Executive Officer, Age 60

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2018 and 2017.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2018 and 2017 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert	2018	$120,000	-0-	$442,266	-0-	-0-	-0-	-0-	$562,266
DeAngelis,	2017	$120,000	-0-	$900,000	-0-	-0-	-0-	-0-	$1,020,000
President, CEO and CFO	2016	$120,000	-0-	$4,200,000	-0-	-0-	-0-	-0-	$4,320,000

______

(1)	There is an employment contract with the Executive at this time. There is no employment contract with the Directors at this time; nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Executive Compensation

As of December 31, 2018, we have one full time employee and plan to employ more qualified employees in the near future. On March 4, 2016 we renewed and amended the original three year employment agreement dated March 10, 2013, which had expired. We entered into a new three year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

On March 1, 2018, the Company issued 45 shares of the Company’s non-convertible Series A Preferred Shares, with a par value of $0.0001 and with an initial liquidation preference of $200 per share pursuant to its amended and restated Articles on July 26, 2016, at a price of $200 per share, to its sole director and chief executive officer in exchange for $112,266 of accrued compensation. The Company valued the transaction at $8,981and recognized the difference in fair value to additional paid in capital.

On January 23, 2018, the Company issued 10,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTCMarkets website, which was $33; rendering the value of the preferred issued as $330,000. Since the Company’s closing stock price on the date of grant was also $33, the Company will not recognize any associated discounts or benefits associated with the shares issued.

On July 3, 2017, the Company’s Board of Directors authorized the issuance of 3,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $300, the quoted market price on the date of issuance, or $900,000.

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

Employment Agreements

Effective March 10, 2010, and subsequently renewed on March 4, 2013 and 2016, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. For the years ending December 31, 2018 and 2017, the Company awarded stock valued at $442,266 and $900,000, respectively.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2018, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

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

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2018, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh,, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	15,002	27.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2018, Mr. DeAngelis beneficially owned 15,002 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two year period. Assurance Dimensions provided services for the years ended December 31, 2018 and December 31, 2017.

	2018	2017

Audit Fees	$24,000	$24,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$24,000	$24,000

Audit Fees - This category includes the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the independent registered public accounting firm in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees - This category consists of assurance and related services by the independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees.” The services for the fees disclosed under this category include consultation regarding our correspondence with the Securities and Exchange Commission and other accounting consulting.

Tax Fees - This category consists of professional services rendered by our independent registered public accounting firm for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees - This category consists of fees for other miscellaneous items.

Our Board of Directors has adopted a procedure for pre-approval of all fees charged by our independent registered public accounting firm. Under the procedure, the Board approves the engagement letter with respect to audit, tax and review services. Other fees are subject to pre-approval by the Board, or, in the period between meetings, by a designated member of Board. Any such approval by the designated member is disclosed to the entire Board at the next meeting. The audit and review fees paid to the auditors with respect to 2018 were pre-approved by the entire Board of Directors. There were no consultation or tax fees paid to our auditors.

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

3.1s	Amended and Restated Articles of Incorporation Filed on January 22, 2019 as Exhibit 3.1 to the registrant’s Report on Form 8-K (File No. 000-54845) and incorporated herein by reference
3.2	By-Laws Filed on June 15, 2011, as Exhibit 3.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
10.1	Robert DeAngelis Employment Agreement Filed on June 15, 2011, as Exhibit 10.1 to the registrant’s amended Registration Statement on Form S-1 (File No. 333-174905) and incorporated herein by reference.
31	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101**

Financial statements from the annual report on Form 10-K of REAC Group, Inc. for the year ended December 31, 2018, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

________

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

REAC Group, Inc.

Dated: April 12, 2019	By:	/s/ Robert DeAngelis
Robert DeAngelis
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Robert DeAngelis	President	April 12, 2019
Robert DeAngelis	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

