Form 10-Q
period 2019-03-31
REAC GROUP, INC.
filed 2019-05-20
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☐	Smaller reporting company.	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of May 8, 2019, there are 17,557,517 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

March 31, 2019

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.
Balance Sheets

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash	$261	$1,162
Total current assets	261	1,162

Total assets	$261	$1,162

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$17,500	$3,000
Accrued interest	50,165	54,119
Accrued salaries, payroll taxes and related expenses	931,948	807,108
Convertible notes payable, net of discounts of $-0- and $4,915, respectively	273,709	488,823
Due to principal shareholder, related party	10,795	---
Total current liabilities	1,284,117	1,353,050

Total liabilities	1,284,117	1,353,050

Commitments and Contingencies (Note 12)	---	---

Stockholders' Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 issued and outstanding, respectively	50	50
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	---	---
Common Stock, $0.00001 par value, 200,000,000 shares authorized; 15,057,517 and 50,441 shares issued and outstanding, respectively	150	---
Additional paid-in capital	25,038,765	22,034,695
Accumulated deficit	(26,322,821)	(23,386,633)
Total stockholders' deficit	(1,283,856)	(1,351,888)

Total Liabilities and Stockholders' Deficit	$261	$1,162

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2019		2018

Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		3,124,840		352,949
Professional		26,030		18,554
General and administrative		468		1,204
Total operating expenses		3,151,338		372,707

Loss from operations		(3,151,38)		(372,707)

Other income (expense):
Interest expense		(31,541)		(18,334)
Gain on extinguishment of debt		246,691		---
Gain on write off of warrant liability		---		35,047
Total other income (expense)		215,150		16,713
(Loss before provision for income taxes				(355,994)

Provision for income taxes		---		---

Net (Loss)		$(2,936,188)		$(355,994)

(Loss) per share, basic and dilutive		$(0.70)		$(18.27)

Weighted average shares outstanding, basic		4,221,826		19,486

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Statements of Changes in Stockholders Deficit

As of March 31, 2019 and 2018

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	10,000	.	442,221	-	442,266

Shares issued in satisfaction of loan debt and interest	-	-	5,931	-	45,430	-	45,430

Net loss for the three months	-	-	-	-	-	(355,994)	(355,994)

Balance as of March 31, 2018	50,935	$5	25,295	$-	$21,971,136	$(23,040,063)	$(1,068,877)

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	15,000,000	150	2,999,850	-	3,000,000

Shares issued in satisfaction of loan debt and interest	-	-	4,900	-	3,920	-	3,920

Fractional shares issued in stock split			2,176	-	-	-	-

Net loss for the three months	-	-	-	-	-	(2,936,188)	(2,936,188)

Balance as of March 31, 2019	500,000	$50	15,057,517	$-	$25,038,765	$(26,322,821)	$(1,283,856)
________
* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2019		2018

Cash Flows from Operating Activities:
Net loss		$(2,936,188)		$(355,994)
Adjustment to reconcile net loss to net cash used in operations:
Stock based compensation		3,000,000		330,000
In kind contribution of rent		300		300
Amortization of debt discounts and financing costs		5,915		19,564
Gain on extinguishment of debt		(246,691)		---
Gain on write off of warrant liability		---		(35,047)
Changes in assets and liabilities:
Accounts payable		14,500		---
Accrued interest		25,628		(1,230)
Accrued salaries, payroll taxes and related expenses		124,840		3,683
Net Cash Used in Operating Activities		(11,696)		(38,724)

Net Cash Used in Investing Activities		---		---

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		11,355		---
Repayments of notes payable, principal shareholder		(560)		(47)
Net Cash (Used)/Provided by Financing Activities		(10,795)		(47)

Net (decrease)/increase in cash		(901)		(38,771)
Cash at beginning of period		1,162		51,396
Cash at end of period		$261		$12,625

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures:
Common stock issued for principal and interest on convertible notes		$3,920		$45,430
Preferred stock issued against accrued officer compensation	$	---		$112,266

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

March 31, 2019

(unaudited)

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

RealEstateContacts.com is expected to serve as an internet portal that will feature a real estate search website that directs consumers to receive more detailed information about agents, offices, and current listings, homes for sale, commercial properties, mortgages, and foreclosures. We intend to provide a service that enables real estate professionals to capture, cultivate, and convert leads which cater to prospective home buyers and sellers. The Company is seeking to bring additional value to its shareholders through acquisition, joint venture, or partnerships with other real estate related businesses. The Company intends to add to their business model by acquiring real estate such as multi-family and residential income producing properties. The company is interested with the possibilities to Acquire, Joint Venture or Partner with other real estate related businesses along with other new business opportunities with established business entities and revenues. We will continue to introduce our operational progress and other corporate actions that include our plan of growth.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Balance Sheet as of March 31, 2019, the Statements of Income for the three months ended March 31, 2019 and 2018, the Statements of Stockholders' Deficit for the three months ended March 31, 2019 and 2018, and the Statements of Cash Flows for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of March 31, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the three months ended March 31, 2019 and 2018, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. For the three months ended March 31, 2019, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either March 31, 2019 or 2018.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2019, there were approximately 822,593 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $2,936,188 for the three months ended March 31, 2019 and had net cash used in operating activities of $11,696 for the same period. Additionally, the Company has an accumulated deficit of $26,322,821 and a working capital deficit of $1,283,856 at March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

In July 2018, FASB issued Accounting Standards Update 2018-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted Topic 718 effective January 1, 2019 and management believes that the standard will not have a significant effect on our results of operations or cash flows.

In May 2018, FASB issued Accounting Standards Update 2018-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted Topic 718 effective January 1, 2019 and management believes that the standard will not have a significant effect on our results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2019 with early adoption permitted. We adopted Topic 842 effective January 1, 2019 and management believes that the standard will not have a significant effect on our results of operations or cash flows.

5. Related Party Transactions

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of March 31, 2019 and 2018, the Company owed $10,795 and $0, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority shareholder. There are no lease terms. For the three months ended March 31, 2019 and 2018, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $300 and $300 for the three months ended March 31, 2019 and 2018, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On March 31, 2019, the Company’s Board of Directors authorized the issuance of 15,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

On March 1, 2018, the Company issued 45 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer in satisfaction of accrued compensation owed to him by the Company. (See Note 11).

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

On March 4, 2019, the Company renewed its three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. The employment agreement automatically renews for an additional twelve months upon expiration of each term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the three months ended March 31, 2019 and 2018, the Company recorded compensation expense in the amount of $30,000 and $30,000, respectively.

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	March 31, 2019	December 31, 2018
Accounts payable	$17,500	$3,000
Accrued interest	50,165	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	931,948	807,108
Due to principle shareholder, related party	10,795	---

__________

(a) The Company has accrued additional compensation to its Chief Executive Officer totaling $30,000 and $30,000 during the three months ended March 31, 2019 and 2018, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $931,948 and $807,108 at March 31, 2019 and December 31, 2018, respectively.

8. Convertible Notes Payable

During the three months ended March 31, 2019 and 2018, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there wasn’t an active market for the Company’s common stock and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of March 31, 2019 and March 31, 2018. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of March 31, 2019, all of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of March 31, 2019, the Company owed an aggregate of $323,873 in principal and accrued interest; of which, $273,709 (before a discount of $-0-) represents convertible notes payable and $50,164 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $493,738 represents convertible notes payable and $54,119 represents accrued interest.

	March 31, 2019	December31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $-0- and $6,974, respectively.	$273,709	$493,738
Principal	273,709	493,738
Debt discount	---	(4,915)
Total Principal	$273,709	$488,823

Summary of Convertible Note Transactions:
	March 31, 2019	December 31, 2018
Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	---	65,000
Default Penalties	---	172,886
Payments and adjustments	---	---
Settlement of debt	(218,609)	(20,000)
Conversions of debt	(1,420)	(88,869)
Unamortized debt discounts	---	(4,915)
Convertible notes, balance	$273,709	$488,823

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the three months ended December 31, 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note.

The Note became due and payable on July 5, 2018 and the Company had defaulted on its obligations under the Note. Interest on the Note was then accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and ten (10) times the number of shares that is actually issuable upon full exercise of the Note. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. On March 30, 2019, the Note was terminated by the Holder and the Company recorded a gain on the extinguishment of debt in the amount of $103,738; which included $93,959 in principal and $9,779 in accrued interest. During the year ended December 31, 2018, the Company issued an aggregate of 467 common shares in satisfaction of $6,041 in principal and fees under the Note of $500.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the three months ended March 31, 2019 and 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of March 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 404,640.

During the three months ended March 31, 2019, the Company issued 4,900 common shares for a value of $3,920, satisfying $1,420 in principal, $1,500 in accrued interest, and $1,000 in finance costs. As of March 31, 2019, the Company owed $160,823 in principle, $112,886 in default penalties, and accrued interest of $50,003. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the three months ended March 31, 2019 and 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

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

On March 29, 2019, the Note was terminated by the Holder and the Company recorded a gain on the extinguishment of debt in the amount of $142,952; which included $64,650 in principal, $60,000 in default penalties, and $18,303 in accrued interest. At December 31, 2018, the Company owed $124,650 in principle and accrued interest of $11,766.

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

The following table sets forth common share purchase warrants outstanding as of March 31, 2019:

	March 31, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	---	---
Conversions	---	(4)
Forfeitures	---	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	66	$7.74		$7.66
Warrants granted and issued	---	$ ---	$	---
Warrants forfeited	---	$ ---	$	---
Outstanding, March 31	66	$7.74		$7.66

Common stock issuable upon exercise of warrants	417,953	$.3055		$.195

Warrants Outstanding				Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at March 31,	Contractual	Exercise	at March 31,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$.3055	417,953	0.65	$3.43	417,953	$3.43

The warrants convert at a rate of $.3055 per warrant, based on a discounted rate of 65% of the last 20 trading days.

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

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of March 31, 2019, the Company is in technical default of its Reserve requirement for the detached Warrant.

During the three months ended March 31, 2019, no warrants were exercised. The warrant derivative liability as of March 31, 2019 and December 31, 2018 was $0 and $0, respectively. As of March 31, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 417,953 shares, which is based upon an exercise price of $0.3055.

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

The Market Price, as calculated pursuant to the Warrant Agreement, was $1,097 per share with 52 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $2,779. The warrant derivative liability as of March 31, 2019 and March 31, 2018 was $0 and $0, respectively. Effective July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

The following table indicates the fair value of the warrants recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Valueas of December 31, 2017
Warrant 1	$35,000	$500	70	$300	$12,565	$32,268
Warrant 2	$57,500	$1,097	52	$900	$-0-	$2,779
Total	$92,500		122		$12,565	$35,047

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

As of March 31, 2019 and December 31, 2018, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At March 31, 2019 and December 31, 2018, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

11. Equity

Stock Compensation

On March 31, 2019, the Company’s Board of Directors authorized the issuance of 15,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

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

Stock Issued for Debt and Interest

During the year ended December 31, 2018, the Company issued 31,745 shares of common stock, for a value of $86,811 in satisfaction of $37,101 principal, $39,710 accrued interest, and $10,000 in conversion fees on its convertible notes payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

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

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $500. The conversion price is $5000, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the three months ended March 31, 2019, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of March 31, 2019 and 2018 was $0 and $0, respectively. During year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,032 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of March 13, 2017. The Market Price, as calculated pursuant to the Warrant Agreement, was $1,097 per share with 52 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. The warrant derivative liability as of March 31, 2019 and 2018 was $0 and $0, respectively. Made effective on July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’s fundraising efforts.

Other

During the three months ended March 31, 2019 and 2018, the Company recorded in-kind contributions for rent expense in the amount of $300 and $300, respectively.

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

As of March 31, 2019, the total number of shares this corporation is authorized to issue is 200,000,000 (two-hundred million), allocated as follows among these classes and series of stock:

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

There were no operating or capital lease commitments as of March 31, 2019 and March 31, 2018.

13. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On April 10, 2019, the Company entered into a Joint Venture Agreement with a third party for purposes of building a digital platform for real estate transactions. The parties have agreed that any projects undertaken jointly from which any funds are raised through the joint venture shall be split 50% to the Company and 50% to the third party. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500.

On April 10, 2019, the Company entered into a Consulting Agreement with a third party for purposes of establishing a real estate management division and or real estate holdings which will be operated as a division of the Company. The Company has agreed to dedicate a minimum of thirty-three percent (33%) of all funds received by the Company to the new division.. The term of the Agreement is for a period of twelve months and is automatically extended for successive three month terms. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500.

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

For the three months ended March 31, 2019 compared to the three months ended March 31, 2018

The Company earned no revenues for the three month periods ended March 31, 2019 and 2018, respectively.

Operating expenses were $3,151,338 and $372,707 for the three month periods ended March 31, 2019 and 2018 and interest expense was $31,541 and $18,334, respectively. The Company recorded a loss of $2,936,188 for the three months ended March 31, 2019 as compared to a loss of $355,994 for the three months ended March 31, 2018. The change reflects stock compensation issued to the Company’s executive officer in the current period.

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

At March 31, 2019, the Company has cash in the amount of $261. The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses. In consideration of the potential shortfall in adequate resources, management has disclosed its going concern. and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of March 31, 2019, we had negative working capital of $1,283,856 and we have used cash of $11,696 in our operating activities.

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

Critical Accounting Policies and Estimates

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our significant estimates include valuation of stock based compensation, derivative liabilities, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

ASU 2014-09, Revenue - Revenue from Contracts with Customers

On January 1, 2018, we adopted the new accounting standard ASC 606 and the related amendments. In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09.

In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectability is reasonably assured.

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

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2019, the Company issued 4,900 shares of common stock for conversion of convertible note principal of $1,500 and accrued interest of $1,420.

On March 31, 2019, the Company’s Board of Directors authorized the issuance of 15,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

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
Filed herewith
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended March 31, 2019, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

_____________

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

REAC GROUP, INC.

Dated: May 20, 2019	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer
Principal Accounting Officer and Director

