Form 10-Q
period 2019-06-30
REAC GROUP, INC.
filed 2019-08-19
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________

FORM 10-Q

__________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________to _________.

REAC GROUP, INC.
(Exact name of registrant as specified in charter)

Florida	000-54845	59-3800845
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S Employer Identification No.)

8878 Covenant Avenue, Suite 209

Pittsburgh, Pa. 15237

(Address of principal executive offices)

 __________________

(724) 656-8886

(Registrant’s telephone number, including area code)

 __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,“ “accelerated filer,“ “smaller reporting company,“ and “emerging growth company“ in Rule 12b-2 of the Exchange Act.

Large accelerated filer.	☐	Accelerated filer.	☐
Non-accelerated filer.	☒	Smaller reporting company.	☒
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

As of August 12, 2019, there are 15,077,517 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

June 30, 2019

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report“) contains “forward-looking statements“ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act“), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act“).Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,“ “believe,“ “estimate,“ “intend,“ “could,“ “should,“ “would,“ “may,“ “seek,“ “plan,“ “might,“ “will,“ “expect,“ “predict,“ “project,“ “forecast,“ “potential,“ “continue“ negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

CERTAIN TERMS USED IN THIS REPORT

When this report uses the words “we,“ “us,“ “our,“ and the “Company,“ they refer to REAC Group, Inc. When this report uses “SEC“, it refers to the Securities and Exchange Commission.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.
Balance Sheets

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash	$317	$1,162
Total current assets	317	1,162

Total assets	$317	$1,162

Liabilities and Stockholders‘ Deficit
Current liabilities
Accounts payable	$18,200	$3,000
Accrued interest	66,819	54,119
Accrued salaries, payroll taxes and related expenses	964,569	807,108
Convertible notes payable, net of discounts of $-0- and $4,915, respectively	273,709	488,823
Due to principal stockholder, related party	7,625	---
Total current liabilities	1,330,922	1,353,050

Total liabilities	1,330,922	1,353,050

Commitments and Contingencies (Note 11)	---	---

Stockholders‘ Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	50	50
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	---	---
Common Stock, $0.00001 par value, 200,000,000 shares authorized; 15,077,517 and 50,441 shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	150	---
Additional paid-in capital	25,049,065	22,034,695
Accumulated deficit	(26,379,870)	(23,386,633)
Total stockholders‘ deficit	(1,330,605)	(1,351,888)

Total Liabilities and Stockholders‘ Deficit	$317	$1,162

The accompanying notes are an integral part of these unaudited financial statements

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2019		2018

Revenues	$	---	$	---
Operating expenses:
Compensation and related costs		32,621		32,621
Professional		7,324		16,879
General and administrative		450		1,147
Total operating expenses		40,395		50,647

(Loss) from operations		(40,395)		(50,647)

Other income (expense):
Interest expense		(16,654)		(15,607)
Gain on extinguishment of debt		---		20,589
Total other income (expense)		(16,654)		4,982
(Loss) before provision for income taxes		(57,049)		(45,665)

Provision for income taxes		---		---

Net (Loss)		$(57,049)		$(45,665)

(Loss) per share, basic		$(0.00)		$(1.21)
(Loss) per share, dilutive		$(0.00)		$(0.24)

Weighted average shares outstanding, basic		15,069,601		37,889
Weighted average shares outstanding, diluted		16,858,162		193,186

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Six Months Ended
	June 30,
	2019		2018

Revenues	$	---	$	---

Operating expenses:
Compensation and related costs		3,157,461		385,569
Professional		33,354		35,433
General and administrative		916		2,350
Total operating expenses		3,191,731		423,352

Loss from operations		(3,191,731)		(423,352)

Other income (expense):
Interest expense		(48,198)		(33,942)
Gain on extinguishment of debt		246,691		20,589
Gain on write off of warrant liability		---		35,047
Total other income (expense)		198,493		21,694
(Loss) before provision for income taxes		(2,993,237)		(401,658)

Provision for income taxes		---		---

Net (Loss)		$(2,993,237)		$(401,658)

(Loss) per share, basic and dilutive		$(0.31)		$(13.98)
(Loss) per share, basic and dilutive		$(0.26)		$(2.18)

Weighted average shares outstanding, basic		9,676,116		28,737
Weighted average shares outstanding, diluted		11,464,677		184,034

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2019 (unaudited)

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	15,000,000	150	2,999,850	-	3,000,000

Shares issued in satisfaction of loan debt and interest	-	-	4,900	-	3,920	-	3,920

Fractional shares issued in stock split			2,176	-	-	-	-

Net loss for the three months	-	-	-	-	-	(2,936,188)	(2,936,188)

Balance as of March 31, 2019	500,000	$50	15,057,517	$150	$25,038,765	$(26,322,821)	$(1,283,856)

Common shares issued as compensation and for services	-	-	2,500,000	25	1,374,975	-	1,375,000

Common shares issued as compensation and for services returned and cancelled	-	-	(2,500,000)	(25)	(1,374,975)	-	1,375,000

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued for cash	-	-	20,000	-	10,000	-	10,000

Net loss for the three months	-	-	-	-	-	(57,049)	(57,049)

Balance as of June 30, 2019	500,000	$50	15,077,517	$150	$25,049,065	$(26,379,870)	$(1,330,605)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2018 (unaudited)

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services			10,000	-	330,000	-	330,000

Preferred shares issued as compensation and for services	449,065	45			112,221		112,266

Shares issued in satisfaction of loan debt and interest	-	-	5,931	-	45,430	-	45,430

Net loss for the three months	-	-	-	-	-	(355,994)	(355,994)

Balance as of March 31, 2018	500,000	$50	25,295	$-	$21,971,136	$(23,040,063)	$(1,068,877)

In kind contribution of rent	-	-	-	-	300	-	300

Fair value of warrants issued					6,106		6,106

Shares issued in satisfaction of loan debt and interest			19,113		62,660		62,660

Net loss for the three months	-	-	-	-	-	(45,665)	(45,665)

Balance as of June 30, 2018	500,000	$50	44,408	$-	$22,040,202	$(23,085,728)	$(1,045,476)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements

REAC GROUP, Inc.
Statements of Cash Flows
(unaudited)

	For the Six Months Ended
	June 30,
	2019		2018

Cash Flows from Operating Activities:
Net loss		$(2,993,237)		$(401,658)
Adjustment to reconcile net loss to net cash used in operations:

Stock based compensation		3,000,000		330,000
In kind contribution of rent		600		600
Amortization of debt discounts and financing costs		5,915		11,354
Gain on extinguishment of debt		(246,691		(20,589)
Gain on write off of warrant liability		---		(35,047)
Changes in assets and liabilities:
Prepaid expenses		---		(500)
Accounts payable		15,200		---
Accrued interest		42,282		16,089
Accrued salaries, payroll taxes and related expenses		157,461		33,553
Net Cash Used in Operating Activities		(18,470)		(66,198)

Net Cash Used in Investing Activities		---		---

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder		12,380		2,500
Repayments of notes payable, principal shareholder		(4,755)		(1,517)
Proceeds from convertible notes payable		---		25,000
Proceeds from issuance of common stock		10,000		---
Net Cash Provided by Financing Activities		17,625		25,983

Net (decrease)/increase in cash		(845)		(40,215)
Cash at beginning of period		1,162		51,396
Cash at end of period		$317		$11,181

Supplemental cash flow information:
Interest paid	$	---	$	---
Taxes paid	$	---	$	---

Non-cash disclosures:
Common stock issued for principal and interest on convertible notes		$3,920		$45,430
Preferred stock issued against accrued officer compensation	$	---		$112,266

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

1. Background Information

REAC Group, Inc. (“The Company“) was formed on March 10, 2005 under the name of Real Estate Contacts, Inc. as a Florida Corporation and is based in Pittsburgh, Pennsylvania. The Company changed its name to REAC Group, Inc. effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. The Company plans to provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals. The Company’s national real estate search website is www.realestatecontacts.com.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Balance Sheet as of June 30, 2019, the Statements of Income for the three and six months ended June 30, 2019 and 2018, the Statements of Stockholders‘ Deficit for the three and six months ended June 30, 2019 and 2018, and the Statements of Cash Flows for the six months ended June 30, 2019 and 2018 are unaudited. These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures“, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six months ended June 30, 2019 and 2018, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. For the six months ended June 30, 2019, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes for the period.

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

Cash Flow Reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“indirect method“) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either June 30, 2019 or 2018.

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

In July 2019, the FASB released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 that affect a wide variety of Topics in the FASB Accounting Standards Codification including the guidance in paragraph 718-740-35-2, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this update clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25“). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. As of June 30, 2019, there were approximately 1,788,561 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $2,993,237 for the six months ended June 30, 2019 and had net cash used in operating activities of $18,470 for the same period. Additionally, the Company has an accumulated deficit of $26,379,870 and a working capital deficit of $1,330,605 at June 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company‘s ability to continue as a going concern is dependent upon the Company‘s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

While the Company is attempting to commence operations and produce revenues, the Company’s cash position may not be significant enough to support the Company’s operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The key factors that are not within the Company‘s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company‘s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

4. Recently Issued Accounting Pronouncements

We have reviewed all FASB issued Accounting Standards Update (“ASU“) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In July 2018, FASB issued Accounting Standards Update 2018-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non-controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We adopted Topic 718 effective January 1, 2019 and the standard did not have a significant effect on the results of operations or cash flows.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. We adopted Topic 842 effective January 1, 2019 and the standard did not have a significant effect on the results of operations or cash flows.

5. Related Party Transactions

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of June 30, 2019 and 2018, the Company owed $7,625 and $0, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority stockholder. There are no lease terms. For the six months ended June 30, 2019 and 2018, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $600 and $600 for the six months ended June 30, 2019 and 2018, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

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

On March 4, 2019, the Company renewed its three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. The employment agreement automatically renews for an additional twelve months upon expiration of each term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the six months ended June 30, 2019 and 2018, the Company recorded compensation expense in the amount of $60,000 and $60,000, respectively.

6. Accrued Liabilities

Accounts Payable and Accrued expenses:
	June 30, 2019	December 31, 2018
Accounts payable	$18,200	$3,000
Accrued interest	66,819	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	964,569	807,108
Due to principle stockholder, related party	7,625	---

(a) The Company has accrued additional compensation to its Chief Executive Officer totaling $60,000 and $60,000 during the six months ended June 30, 2019 and 2018, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $964,569 and $807,108 at June 30, 2019 and December 31, 2018, respectively.

7. Convertible Notes Payable

During the six months ended June 30, 2019 and 2018, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there wasn’t an active market for the Company’s common stock and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of June 30, 2019 and June 30, 2018. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of June 30, 2019, all of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of June 30, 2019, the Company owed an aggregate of $340,528 in principal and accrued interest; of which, $273,709 (before a discount of $-0-) represents convertible notes payable and $66,819 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $493,738 represents convertible notes payable and $54,119 represents accrued interest.

	June 30, 2019	December31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $-0- and $4,915, respectively.	$273,709	$493,738
Principal	273,709	493,738
Debt discount	---	(4,915)
Total Principal	$273,709	$488,823

Summary of Convertible Note Transactions:
	June 30, 2019	December 31, 2018
Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	---	65,000
Default Penalties	---	172,886
Payments and adjustments	---	---
Settlement of debt	(218,609)	(20,000)
Conversions of debt	(1,420)	(88,869)
Unamortized debt discounts	---	(4,915)
Convertible notes, balance	$273,709	$488,823

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

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original Issue Discount“ and accrues interest at 5% per annum. The Holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date, subject to anti-dilution and market adjustments set forth in the Agreement.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended March 31, 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note.

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

On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA“) with an institutional accredited investor pursuant to which the Company received $165,000 in financing through the execution of a Convertible Promissory Note. In addition, the Company issued 115 shares of common stock for a value of $63,415 as consideration for entering into the financing agreement. The Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price per share during the previous twenty-five (25) trading days, subject to anti-dilution and market adjustments set forth in the Agreement.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the six months ended June 30, 2019 and 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of June 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,788,561.

During the six months ended June 30, 2019, the Company issued 4,900 common shares for a value of $3,920, satisfying $1,420 in principal, $1,500 in accrued interest, and $1,000 in finance costs. As of June 30, 2019, the Company owed $160,823 in principle, $112,886 in default penalties, and accrued interest of $66,380. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2018. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount“ and a $10,000 reimbursement of Lender’s legal fees. On July 6, 2018, the Company’s Board of Directors approved the assignment of this Convertible Promissory Note to a different third-party. The terms of the original March 13, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 10% per annum until the note is paid in full.

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

The Secured Convertible Promissory Note is convertible into shares of the Company’s common stock at a conversion price equal to $0.25 per share. In the event the minimum market capitalization falls below $6,000,000, then the conversion price is the lesser of the stated price of $0.25 or the market price (as calculated pursuant to the Agreement). During the three months ended September 2017, the minimum market capitalization fell below $6,000,000 and the Company was required to adjust the conversion price to the market price defined in the agreement. Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the six months ended June 30, 2019 and 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

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

8. Warrant Liabilities

The Company estimates the fair value of each option award on the date of grant using the Binomial option valuation model that uses the assumptions noted in the table below. Because Binomial option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. During the six months ended June 30, 2019 and the year ended December 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

The following table sets forth common share purchase warrants outstanding as of June 30, 2019:

	June 30, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	---	---
Conversions	---	(4)
Forfeitures	---	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	66	$7.74		$0.00
Warrants granted and issued	---	$ ---	$	---
Warrants forfeited	---	$ ---	$	---
Outstanding, June 30	66	$7.74		$0.00

Common stock issuable upon exercise of warrants	1,363,450	$.50		$0.00

Warrants Outstanding				Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at June 30,	Contractual	Exercise	at June 30,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$.1625	66	0.60	$.50	66	$.50

The warrants convert at a rate of $.1625 per warrant, based on a discounted rate of 65% of the last 20 trading days.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. (See Note 8) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1“) which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of each tranche received under the Note divided by $0.05, as adjusted from time to time pursuant to the terms and conditions of the Warrant. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock at $5,000 per share, resulting in an exercise value at issuance of $350,000. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note.

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

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of June 30, 2019, the Company is in technical default of its Reserve requirement for the detached Warrant.

During the six months ended June 30, 2019, no warrants were exercised. The warrant derivative liability as of June 30, 2019 and December 31, 2018 was $0 and $0, respectively. As of June 30, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 1,363,450 shares, which is based upon an exercise price of $0.1625.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2017. (See Note 9) In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 2“) which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’s common stock equal to $57,500 divided by the Market Price as of the issue date. The Market Price is the conversion factor multiplied by the average of the three lowest closing bid prices during the twenty trading days immediately preceding the applicable conversion. If the average of the three lowest closing bid prices is below $0.10, then the conversion factor is permanently reduced by 10%. If at any time the Company is not DTC eligible, then the conversion factor is further reduced by an additional 5%. At any time prior to the expiration date, the investor may elect a cashless exercise for any warrant shares equal to (i) the excess of the Current Market Value (Trade Price times the number of exercise shares) over the aggregate Exercise Price of the Exercise Shares, divided by (ii) the Adjusted Price (the lower of the Exercise Price of $0.25 or Market Price). The Trade Price is the higher of the closing trade price on the issue date or the VWAP of the stock for the trading day that is two trading days prior to exercise date. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. Under ASC-815 the conversion options embedded in notes payable require liability classification because the note does not contain an explicit limit to the number of shares that could be issued upon settlement.

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

As of June 30, 2019 and December 31, 2018, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At June 30, 2019 and December 31, 2018, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

10. Equity

Stock Issued and Canceled for Joint Venture and Consulting Agreements

On April 10, 2019, the Company entered into a Joint Venture Agreement with a third party for purposes of building a digital platform for real estate transactions. The parties have agreed that any projects undertaken jointly from which any funds are raised through the joint venture shall be split 50% to the Company and 50% to the third party. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500. On June 5, 2019, the Company and Consultant mutually agreed to terminate the Agreement and the shares issued by the Company to the Consultant were returned and cancelled.

On April 10, 2019, the Company entered into a Consulting Agreement with a third party for purposes of establishing a real estate management division and or real estate holdings which will be operated as a division of the Company. The Company has agreed to dedicate a minimum of thirty-three percent (33%) of all funds received by the Company to the new division. The term of the Agreement is for a period of twelve months and is automatically extended for successive three month terms. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500. On June 5, 2019, the Company and Consultant mutually agreed to terminate the Agreement and the shares issued by the Company to the Consultant were returned and cancelled.

Other Stock Issuances

On May 8, the Company issued 20,000 shares of common stock for cash. The shares were issued at $0.50 per share or $10,000.

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

Preferred Stock

On March 1, 2018, the Company issued 449,065 shares of the Company’s non-convertible Series A Preferred Shares, with a par value of $0.0001 and with an initial liquidation preference of $200 per share pursuant to its amended and restated Articles on July 26, 2016, at a price of $200 per share, to its sole director and chief executive officer in exchange for $112,266 of accrued compensation. The Company valued the transaction at $8,981 and recognized the difference in fair value to additional paid in capital.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $500. The conversion price is $5000, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the six months ended June 30, 2019, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of June 30, 2019 and 2018 was $0 and $0, respectively. During year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,032 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price.

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

Other

During the six months ended June 30, 2019 and 2018, the Company recorded in-kind contributions for rent expense in the amount of $600 and $600, respectively.

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

As of June 30, 2019, the total number of shares this corporation is authorized to issue is 200,000,000 (two-hundred million), allocated as follows among these classes and series of stock:

Designation	Par value	Shares Authorized
Common	$0.00001	199,000,000
Preferred Stock Class, Series A	$0.0001	500,000
Preferred Stock Class, Series B	$0.0001	500,000

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

There were no operating or capital lease commitments as of June 30, 2019 and June 30, 2018.

12. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. Management of the Company determined that there were no reportable subsequent events to be disclosed as of June 30, 2019.

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

Products and Services

Our new real estate search website, http://realestatecontacts.com/, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation“ program for real estate professionals that are on the http://realestatecontacts.com/ portal website.

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

For the three months ended June 30, 2019 compared to the three months ended June 30, 2018

The Company earned no revenues for the three month periods ended June 30, 2019 and 2018, respectively.

Operating expenses for the three months ended June 30, 2019 were $40,395 and for the three months ended June 30, 2018, operating expenses were $50,647. For the three month periods ended June 30, 2019 and 2018, interest expense was $16,654 and $15,607, respectively. The Company recorded a loss of $57,049 for the three months ended June 30, 2019 as compared to a loss of $45,665 for the three months ended June 30, 2018. The change reflects a decrease in professional fees and no gain on the extinguishment of debt in the current period.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

The Company earned no revenues for the six month periods ended June 30, 2019 and 2018, respectively.

Operating expenses were $3,191,731 and $423,352 for the six month periods ended June 30, 2019 and 2018 and interest expense was $48,198 and $33,942, respectively. The Company recorded a loss of $2,993,237 for the six months ended June 30, 2019 as compared to a loss of $401,658 for the six months ended June 30, 2018. The change primarily reflects stock compensation issued to the Company’s executive officer and a gain on the extinguishment of debt in the current period.

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

At June 30, 2019, the Company has cash in the amount of $317. The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses. In consideration of the potential shortfall in adequate resources, management has disclosed its going concern. and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of June 30, 2019, we had negative working capital of $1,330,605 and we have used cash of $18,470 in our operating activities.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation‘s reported financial position or operations in the near term. These recently issued pronouncements have been addressed in the notes to the financial statements included in this filing.

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

Revenue Recognition

ASU 2014-09, Revenue - Revenue from Contracts with Customers

On January 1, 2018, we adopted the new accounting standard ASC 606 and the related amendments. In May 2014, the Financial Accounting Standards Board (“FASB“) issued ASU No. 2014-09, Revenue from Contracts with Customers, to replace the existing revenue recognition criteria for contracts with customers. In August 2015, the FASB issued ASU No. 2015-14, Deferral of the Effective Date, to defer the effective date of ASU No. 2014-09 to interim and annual periods beginning after December 15, 2017. Subsequently, the FASB issued ASU No. 2016-08, Principal versus Agent Considerations, ASU No. 2016-10, Identifying Performance Obligations and Licensing, ASU No. 2016-11, Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting, ASU No. 2016-12, Narrow-Scope Improvements and Practical Expedients, and ASU No. 2016-20, Technical Corrections and Improvements, to clarify and amend the guidance in ASU No. 2014-09.

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

Share-based Compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation – Stock Compensation (“ASC 718“). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act“), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO“) and Chief Financial Officer (“CFO“) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended June 30, 2019, the Company issued 4,900 shares of common stock for conversion of convertible note principal of $1,500 and accrued interest of $1,420.

On May 8, 2019, the Company issued 20,000 common shares for cash. The shares were valued at $0.50 or $10,000.

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended June 30, 2019, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

Filed herewith

___________

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

REAC GROUP, INC.

Dated: August 19, 2019	By:	/s/ ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

