Form 10-Q
period 2019-09-30
REAC GROUP, INC.
filed 2019-11-19
CIK 1520528

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________

FORM 10-Q

_______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 18, 2019, there are 15,107,517 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q

September 30, 2019

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

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.

Balance Sheets

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets
Cash	$223	$1,162
Total current assets	223	1,162

Total assets	$223	$1,162

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$31,250	$3,000
Accrued interest	83,478	54,119
Accrued salaries, payroll taxes and related expenses	997,361	807,108
Convertible notes payable, net of discounts of $-0- and $4,915, respectively	273,159	488,823
Due to principal stockholder, related party	7,650	-
Total current liabilities	1,392,898	1,353,050

Total liabilities	1,392,898	1,353,050

Commitments and Contingencies (Note 11)	-	-

Stockholders’ Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	50	50
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 200,000,000 shares authorized; 15,107,517 and 50,441 shares issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	151	-
Additional paid-in capital	25,050,414	22,034,695
Accumulated deficit	(26,443,290)	(23,386,633)
Total stockholders’ deficit	(1,392,675)	(1,351,888)

Total Liabilities and Stockholders’ Deficit	$223	$1,162

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018

Revenues	$-	$-

Operating expenses:
Compensation and related costs	32,792	32,620
Professional	13,050	11,854
General and administrative	420	1,003
Total operating expenses	46,262	45,477

(Loss) from operations	(46,262)	(45,477)

Other income (expense):
Interest expense	(17,158)	(22,332)
Debt financing penalties	-	(80,000)
Total other income (expense)	(17,158)	(102,332)
(Loss) before provision for income taxes	(63,420)	(147,809)

Provision for income taxes	-	-

Net (Loss)	$(63,420)	$(147,809)

(Loss) per share, basic and dilutive	$(0.00)	$(3.00)

Weighted average shares outstanding, basic and diluted	15,094,469	49,292

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the nine months ended
	September 30,
	2019	2018

Revenues	$-	$-

Operating expenses:
Compensation and related costs	3,190,253	418,189
Professional	46,404	47,287
General and administrative	1,336	3,354
Total operating expenses	3,237,993	468,830

Loss from operations	(3,237,993)	(468,830)

Other income (expense):
Interest expense	(65,355)	(56,274)
Debt financing penalties	-	(80,000)
Gain on extinguishment of debt	246,691	20,589
Gain on write off of warrant liability	-	35,047
Total other income (expense)	181,336	(80,638)
(Loss) before provision for income taxes	(3,056,657)	(549,468)

Provision for income taxes	-	-

Net (Loss)	$(3,056,657)	$(549,468)

(Loss) per share, basic and dilutive	$(0.27)	$(15,41)

Weighted average shares outstanding, basic and dilutive	11,501,851	35,665

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Statements of Changes in Stockholders’ Deficit

for the three and nine months ended September 30, 2019

(unaudited)

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	15,000,000	150	2,999,850	-	3,000,000

Shares issued in satisfaction of loan debt and interest	-	-	4,900	-	3,920	-	3,920

Fractional shares issued in stock split			2,176	-	-	-	-

Net loss for the three months	-	-	-	-	-	(2,936,188)	(2,936,188)

Balance as of March 31, 2019	500,000	$50	15,057,517	$150	$25,038,765	$(26,322,821)	$(1,283,856)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued for cash	-	-	20,000	-	10,000	-	10,000

Net loss for the three months	-	-	-	-	-	(57,049)	(57,049)

Balance as of June 30, 2019	500,000	$50	15,077,517	$150	$25,049,065	$(26,379,870)	$(1,330,605)

In kind contribution of rent	-	-	-	-	300	-	300

Shares issued in satisfaction of loan debt and interest	-	-	30,000	1	1,049	-	1,050

Net loss for the three months	-	-	-	-	-	(63,420)	(63,420)

Balance as of September 30, 2019	500,000	$50	15,107,517	$151	$25,050,414	$(26,443,290)	$(1,392,675)

Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Statements of Changes in Stockholders’ Deficit

for the three and nine months ended September 30, 2018

(unaudited)

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services			10,000	-	330,000	-	330,000

Preferred shares issued as compensation and for services	449,065	45			112,221		112,266

Shares issued in satisfaction of loan debt and interest	-	-	5,931	-	45,430	-	45,430

Net loss for the three months	-	-	-	-	-	(355,994)	(355,994)

Balance as of March 31, 2018	500,000	$50	25,295	$-	$21,971,136	$(23,040,063)	$(1,068,877)

In kind contribution of rent	-	-	-	-	300	-	300

Fair value of warrants issued					6,106		6,106

Shares issued in satisfaction of loan debt and interest			19,113		62,660		62,660

Net loss for the three months	-	-	-	-	-	(45,664)	(45,664)

Balance as of June 30, 2018	500,000	$50	44,408	$-	$22,040,202	$(23,085,727)	$(1,045,475)

In kind contribution of rent	-	-	-	-	300	-	300

Fair value of warrants issued			6,033		(6,106)		(6,106)

Net loss for the three months	-	-	-	-	-	(147,809)	(147,809)

Balance as of September 30, 2018	500,000	$50	50,441	$-	$22,034,396	$(23,233,536)	$(1,199,090)

Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2019	2018

Cash Flows from Operating Activities:
Net loss	$(3,056,657)	$(549,468)
Adjustment to reconcile net loss to net cash used in operations:

Stock based compensation	3,000,000	330,000
In kind contribution of rent	900	900
Amortization of debt discounts and financing costs	6,415	12,234
Debt financing penalties	-	80,000
Gain on extinguishment of debt	(246,691)	(20,589)
Gain on write off of warrant liability	-	(35,047)
Changes in assets and liabilities:
Prepaid expenses	-	(539)
Accounts payable	28,250	-
Accrued interest	58,941	20,132
Accrued salaries, payroll taxes and related expenses	190,253	58,284
Net Cash Used in Operating Activities	(18,589)	(104,093)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder	7,650	2,500
Repayments of notes payable, principal shareholder	-	(2,548)
Proceeds from convertible notes payable	-	65,000
Proceeds from issuance of common stock	10,000	-
Net Cash Provided by Financing Activities	17,650	64,952

Net (decrease)/increase in cash	(939)	(39,141)
Cash at beginning of period	1,162	51,396
Cash at end of period	$223	$12,255

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures:
Common stock issued for principal and interest on convertible notes	$4,470	$108,090
Common shares issued as finance costs	$500	$-
Common stock issued for warrants	$-	$9,456
Gain on extinguishment of debt	$-	$20,589
Preferred stock issued against accrued officer compensation	$-	$112,266

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

September 30, 2019

(unaudited)

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

2. Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

The Balance Sheet as of September 30, 2019, the Statements of Operations for the three and nine months ended September 30, 2019 and 2018, the Statements of Stockholders' Deficit for the three and nine months ended September 30, 2019 and 2018, and the Statements of Cash Flows for the nine months ended September 30, 2019 and 2018 are unaudited. These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2019, our results of operations for the three and nine months ended September 30, 2019 and 2018, and our cash flows for the nine months ended September 30, 2019 and 2018. The results of operations for the nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as filed with the SEC on April 12, 2019.

All share and per share information contained in this report gives retroactive effect to a 1 for 10,000 reverse stock split of outstanding common stock, effective March 1, 2019.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock based compensation; assumptions used in calculating derivative liabilities, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of September 30, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the nine months ended September 30, 2019 and 2018, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. For the nine months ended September 30, 2019, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either September 30, 2019 or 2018.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. As of September 30, 2019, there were approximately 1,791,198 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $3,056,657 for the nine months ended September 30, 2019 and had net cash used in operating activities of $18,589 for the same period. Additionally, the Company has an accumulated deficit of $26,443,290 and a working capital deficit of $1,392,675 at September 30, 2019.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements.  In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

5. Related Party Transactions

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of September 30, 2019 and 2018, the Company owed $7,650 and $0, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority stockholder. There are no lease terms. For the nine months ended September 30, 2019 and 2018, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $900 and $900 for the nine months ended September 30, 2019 and 2018, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

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

On March 4, 2019, the Company renewed its three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. The employment agreement automatically renews for an additional twelve months upon expiration of each term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the nine months ended September 30, 2019 and 2018, the Company recorded compensation expense in the amount of $90,000 and $90,000, respectively.

6. Accrued Liabilities

Accounts Payable and Accrued expenses:
	September 30, 2019	December 31, 2018
Accounts payable	$31,250	$3,000
Accrued interest	83,478	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	997,361	807,108
Due to principle shareholder, related party	7,650	---

(a) The Company has accrued additional compensation to its Chief Executive Officer totaling $90,000 and $90,000 during the nine months ended September 30, 2019 and 2018, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $997,361 and $807,108 at September 30, 2019 and December 31, 2018, respectively.

7. Convertible Notes Payable

During the nine months ended September 30, 2019 and 2018, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there wasn’t an active market for the Company’s common stock and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of September 30, 2019 and 2018. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of September 30, 2019, all of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current noteholders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of September 30, 2019, the Company owed an aggregate of $356,078 in principal and accrued interest on its remaining outstanding convertible promissory notes; of which, $273,159 (before a discount of $-0-) represents convertible notes payable and $83,478 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $493,738 represents convertible notes payable and $54,119 represents accrued interest.

	September 30, 2019	December31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable deferred financing costs in the amount of $-0- and $4,915, respectively.	$273,159	$493,738
Principal	273,159	493,738
Debt discount	-	(4,915)
Total Principal	$273,159	$488,823

Summary of Convertible Note Transactions:
	September 30, 2019	December 31, 2018
Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	-	65,000
Default Penalties	-	172,886
Payments and adjustments	-	-
Settlement of debt	(218,609)	(20,000)
Conversions of debt	(1,970)	(88,869)
Unamortized debt discounts	-	(4,915)
Convertible notes, balance	$273,159	$488,823

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the nine months ended September 30, 2019 and 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of September 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,561,741.

During the nine months ended September 30, 2019, the Company issued 34,900 common shares for a value of $4,970, satisfying $1,970 in principal, $1,500 in accrued interest, and $1,500 in finance costs. As of September 30, 2019, the Company owed $273,159 in principle, $112,886 in default penalties, and accrued interest of $82,918. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the nine months ended September 30, 2019 and 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

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

8. Warrant Liabilities

The Company estimates the fair value of each option award on the date of grant using the Binomial option valuation model that uses the assumptions noted in the table below. Because Binomial option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. During the nine months ended September 30, 2019 and the year ended December 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

The following table sets forth common share purchase warrants outstanding as of September 30, 2019:

	September 30, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	-	-
Conversions	-	(4)
Forfeitures	-	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	66	$7.74	$7.66
Warrants granted and issued	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding, September 30	66	$7.74	$7.66

Common stock issuable upon exercise of warrants	229,457	$.50	$.130

Warrants Outstanding				Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at September 30,	Contractual	Exercise	at September 30,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$.3705	66	0.55	$.50	66	$.50

The warrants convert at a rate of $.3705 per warrant, based on a discounted rate of 65% of the last 25 trading days.

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

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of September 30, 2019, the Company is in technical default of its Reserve requirement for the detached Warrant.

During the nine months ended September 30, 2019, no warrants were exercised. The warrant derivative liability as of September 30, 2019 and December 31, 2018 was $0 and $0, respectively. As of September 30, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 1,561,741 shares, which is based upon an exercise price of $0.3705.

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

As of September 30, 2019 and December 31, 2018, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At September 30, 2019 and December 31, 2018, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

Stock Compensation

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

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $500. The conversion price is $5000, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the nine months ended September 30, 2019, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of September 30, 2019 and 2018 was $0 and $0, respectively. During year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,032 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price.

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

Other

During the nine months ended September 30, 2019 and 2018, the Company recorded in-kind contributions for rent expense in the amount of $900 and $900, respectively.

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

As of September 30, 2019, the total number of shares this corporation is authorized to issue is 200,000,000 (two-hundred million), allocated as follows among these classes and series of stock:

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

There were no operating or capital lease commitments as of September 30, 2019 and December 31, 2018.

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

For the three months ended September 30, 2019 compared to the three months ended September 30, 2018

The Company earned no revenues for the three month periods ended September 30, 2019 and 2018, respectively.

Operating expenses for the three months ended September 30, 2019 were $46,262 and for the three months ended September 30, 2018, operating expenses were $45,477. For the three month periods ended September 30, 2019 and 2018, interest expense was $17,458 and $22,332, respectively. The Company recorded a loss of $63,420 for the three months ended September 30, 2019 as compared to a loss of $147,809 for the three months ended June 30, 2018. The change reflects an increase in professional fees and a decrease in debt financing penalties recorded in the prior period.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The Company earned no revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

Operating expenses were $3,237,993 and $468,830 for the nine month periods ended September 30, 2019 and 2018 and interest expense was $65,355 and $56,274, respectively. The Company recorded a loss of $3,056,657 for the nine months ended September 30, 2019 as compared to a loss of $549,468 for the nine months ended September 30, 2018. The change primarily reflects stock compensation issued to the Company’s executive officer offset by a gain on the extinguishment of debt in the current period.

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

At September 30, 2019, the Company has cash in the amount of $223. The Company anticipates earning revenue, which will mitigate partial cash flow deficiencies, however at the present time we do not have revenues to cover our cash requirements. Management does not believe that is has adequate cash resources to meet the requirements to develop certain aspects of our business plan, however, should be sufficient to meet our current obligations, as the amount represents approximately nine months to one year of our run rate of operating expenses. In consideration of the potential shortfall in adequate resources, management has disclosed its going concern and believes that financial support from the majority shareholder to pay minimal and necessary incurred expense will allow the Company to benefit from advertising revenue streams, currently in-place, to produce the anticipated cash flow necessary to support operations.

As of September 30, 2019, we had negative working capital of $1,392,675 and we have used net cash used in operating activities of $18,589 for our operating activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2019, the Company issued 30,000 shares of common stock for conversion of convertible note principal of $550.

Item 3. Defaults Upon Senior Securities.

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
101*

Financial statements from the quarterly report on Form 10-Q of REAC GROUP, , Inc. for the quarter ended September 30, 2019, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Cash Flows and (iv) the Notes to the Financial Statements.

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

REAC GROUP, INC.

Dated: November 19, 2019	By:	/s/ROBERT DEANGELIS
Robert DeAngelis
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

