Form 10-Q/A
period 2019-03-31
REAC GROUP, INC.
filed 2021-09-29
CIK 1520528

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

3400 NW 74th Street

Miami, FL 33122

(Address of principal executive offices)

_______________

305-503-1200

(Registrant’s telephone number, including area code)

_______________

____________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐     No ☒

As of June 1, 2021, there are 28,933,048 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

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

EXPLANATORY NOTE

The Company is filing this amendment in order to correct errors made during the period presented. The original report filed on May 20, 2019 reported gains on forgiveness of debt related to two of the Company’s convertible notes payable. During the audit process for the Company’s 10-K annual report ending December 31, 2019, our auditors determined that the Company did not have sufficient and verifiable documentation to support the debt forgiveness previously recorded.

Therefore, and as a result, the Company recognizes that there is a material deficiency in its controls over financial reporting. Subsequent to the period ended March 31, 2019, the Company has undergone a change in control and new management has taken subsequent steps to alleviate deficiencies of this nature (See Part 1, Item 4). The effect of the restatement to the Company’s financial statements is disclosed in Footnote 3 to these financial statements.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.
Balance Sheets

	March 31, 2019	December 31, 2018
	(restated)
Assets
Current assets
Cash	$261	$1,162
Total current assets	261	1,162

Total assets	$261	$1,162

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$17,500	$3,000
Accrued interest	78,677	54,119
Accrued salaries, payroll taxes and related expenses	931,948	807,108
Convertible notes payable, net of discounts of $-0- and $4,915, respectively	506,412	488,823
Due to principal shareholder, related party	10,795	-
Total current liabilities	1,545,332	1,353,050

Total liabilities	1,545,332	1,353,050

Commitments and Contingencies (Note 12)	-	-

Stockholders’ Deficit
Preferred Stock A, $.0001 par value,500,000 shares authorized; 500,000 and 500,000 issued and outstanding, respectively	50	50
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 200,000,000 shares authorized; 15,057,517 and 50,441 shares issued and outstanding, respectively	150	-
Additional paid-in capital	25,038,765	22,034,695
Accumulated deficit	(26,584,036)	(23,386,633)
Total stockholders’ deficit	(1,545,071)	(1,351,888)

Total Liabilities and Stockholders’ Deficit	$261	$1,162

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(restated)

Revenues	$-	$-

Operating expenses:
Compensation and related costs	3,124,840	352,949
Professional	26,030	18,554
General and administrative	468	1,204
Total operating expenses	3,151,338	372,707

Loss from operations	(3,151,338)	(372,707)

Other income (expense):
Interest expense	(31,971)	(18,334)
Debt financing penalties	(14,094)	-
Gain on write off of warrant liability	-	35,047
Total other income (expense)	(46,065)	16,713
Loss before provision for income taxes	(3,197,403)	(355,994)

Provision for income taxes	-	-

Net (Loss)	$(3,197,403)	$(355,994)

(Loss) per share, basic and dilutive	$(0.41)	$(18.27)

Weighted average shares outstanding, basic and dilutive	7,784,185	19,486

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit As of March 31, 2018 and 2019

	Series A Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	10,000	-	330,000	-	330,000

Preferred shares issued as compensation and for services	449,065	45			112,221		112,266

Shares issued in satisfaction of loan debt and interest	-	-	5,931	-	45,430	-	45,430

Net loss for the three months	-	-	-	-	-	(355,994)	(355,994)

Balance as of March 31, 2018	500,000	$50	25,295	$-	$21,971,136	$(23,040,063)	$(1,068,877)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

	Series A Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency
Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	15,000,000	150	2,999,850	-	3,000,000

Shares issued in satisfaction of loan debt and interest	-	-	4,900	-	3,920	-	3,920

Fractional shares issued in stock split			2,176	-	-	-	-

Net loss for the three months	-	-	-	-	-	(3,197,403)	(3,197,403)

Balance as of March 31, 2019	500,000	$50	15,057,517	$150	$25,038,765	$(26,584,036)	$(1,545,071)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Cash Flows
(unaudited)

	For the Three Months Ended
	March 31,
	2019	2018
	(restated)
Cash Flows from Operating Activities:
Net loss	$(3,197,403)	$(355,994)
Adjustment to reconcile net loss to net cash used in operations:
Stock based compensation	3,000,000	330,000
In kind contribution of rent	300	300
Amortization of debt discounts and financing costs	5,915	19,564
Debt financing penalties	14,094	-
Gain on write off of warrant liability	-	(35,047)
Changes in assets and liabilities:
Accounts payable	14,500	-
Accrued interest	26,058	(1,230)
Accrued salaries, payroll taxes and related expenses	124,840	3,683
Net Cash Used in Operating Activities	(11,696)	(38,724)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder	11,355	-
Repayments of notes payable, principal shareholder	(560)	(47)
Net Cash (Used)/Provided by Financing Activities	10,795	(47)

Net (decrease)/increase in cash	(901)	(38,771)
Cash at beginning of period	1,162	51,396
Cash at end of period	$261	$12,625

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures:
Common stock issued for principal and interest on convertible notes	$3,920	$45,430
Preferred stock issued against accrued officer compensation	$-	$112,266

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Balance Sheet as of March 31, 2019, the Statements of Income for the three months ended March 31, 2019 and 2018, the Statements of Stockholders’ Deficit for the three months ended March 31, 2019 and 2018, and the Statements of Cash Flows for the three months ended March 31, 2019 and 2018 are unaudited. These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2019, our results of operations for the three months ended March 31, 2019 and 2018, and our cash flows for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of March 31, 2019, there were approximately 3,597,620 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Restatement of financial statements

The following reflects changes to the accounts affected as a result of the restatement:

Changes to the Balance Sheet	As originally filed	As restated	Change Increase/ (decrease)
Accrued Interest	$50,165	$78,677	$28,513
Convertible Notes Payable	$273,709	$506,412	$232,703

Changes to Other Income and Expense
Interest Expense	$31,541	$31,972	$431
Debt financing penalties	$ ---	$14,094	$14,094
Gain on Settlement of Debt	$246,691	$-	$(246,691)

The following reflects changes to the balance sheet as a result of the restatement:

Liabilities and Stockholders’ Deficit
Current liabilities	As originally filed	As restated	Change Increase/ (decrease)
Accounts payable	$17,500	$17,500	$-
Accrued interest	50,165	78,677	28,513
Accrued salaries and taxes	931,948	931,948	-
Due to principle shareholder, related party	10,795	10,795	-
Convertible notes payable	273,709	506,412	232,703
Total current liabilities	1,284,117	1,545,332	261,215

Stockholders’ Deficit
Preferred Stock, Series A $.0001 par value, 500,000 shares authorized; none issued and outstanding	50	50	-
Preferred Stock, Series B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-	-
Common Stock, $0.00001 par value, 199,000,000 shares authorized15,057,517 and 9,364 issued and outstanding, respectively	150	150	-
Common stock payable	-	-	-
Additional paid-in capital	25,038,765	25,038,765	-
Accumulated deficit	(26,569,799)	(26,584,036)	(261,215)
Total stockholders’ deficit	$(1,530,834)	$(1,545,071)	$(261,215)

The following reflects changes to net income and loss per share as a result of the restatement:

	As originally filed	As restated	Change Increase/ (decrease)
Net income/(loss)	$(2,936,188)	$(3,197,403)	$(261,215)
Loss per share, basic and dilutive	$(0.70)	$(0.41)	$0.29
Weighted average shares outstanding, basic and dilutive	4,221,826	7,784,185	3,597,620

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $3,197,403 for the three months ended March 31, 2019 and had net cash used in operating activities of $11,696 for the same period. Additionally, the Company has an accumulated deficit of $26,584,036 and a working capital deficit of $1,545,071 at March 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

5. Recently Issued Accounting Pronouncements

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

On January 23, 2018, the Company issued 10,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTC Markets website, which was $33.00; rendering the value of the preferred issued as $330,000. Since the Company’s closing stock price on the date of grant was also $33.00, the Company did not recognize any associated discounts or benefits associated with the shares issued.

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

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	March 31, 2019	December 31, 2018
Accounts payable	$17,500	$3,000
Accrued interest	78,677	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	931,948	807,108
Due to principle shareholder, related party	10,795	---

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

As of March 31, 2019, all of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current note holders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’s fees at the Mandatory Default Amount. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of March 31, 2019, the Company owed an aggregate of $585,089 in principal and accrued interest; of which, $506,412 (before a discount of $-0-) represents convertible notes payable and $78,677 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $493,738 represents convertible notes payable and $54,119 represents accrued interest.

	March 31, 2019	December31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $-0- and $6,974, respectively.	$506,412	$493,738
Principal	506,412	493,738
Debt discount	---	(4,915)
Total Principal	$506,412	$488,823

Summary of Convertible Note Transactions:
	March 31, 2019	December31, 2018
Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	-	65,000
Default Penalties	14,094	172,886
Settlement of debt	-	(20,000)
Conversions of debt	(1,420)	(88,869)
Unamortized debt discounts	-	(4,915)
Convertible notes, balance	$506,412	$488,823

Note 6. On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. On May 9, 2018, the note holder agreed to forgive the balance of the principal and accrued interest. As a result, during the year ended December 31, 2018, the Company has recognized a gain on the extinguishment of debt in the amount of $20,589 and canceled the reserve of 50,000 shares of common stock.

Note 5. On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date. The Note is convertible into shares of the Company’s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days. After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’s Own Stock and determined that the underlying is indexed to the Company’s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2018, the Company determined that there was no active market for the Company’s common stock. and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. In addition, the Company issued an aggregate of 15,813 common shares in satisfaction of $53,000 in principal and $3,727 in accrued interest. As of December 31, 2018, the note was considered paid in full and the Company canceled the reserve of 41,945 shares of common stock.

Note 4. On July 8, 2017, the Company’s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087. The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 335 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. During the year ended December 31, 2018, the Company issued an aggregate of 1,125 common shares in satisfaction of $10,696 in principal and $554 in accrued interest for a total value of $11,250 and canceled the reserve of 49 shares of common stock. As of December 31, 2018, the note was considered paid in full.

Note 3. On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. The principal sum of the Note reflects the amount invested, plus a $17,500 “Original Issue Discount” and accrues interest at 5% per annum. The Holder has the right at any time to convert all or any part of unpaid principal and interest into common shares of the Company equal to 50% multiplied by the Market Price; that being the lowest (1) trading price for the common stock during the twenty-five trading days prior to the conversion date, subject to anti-dilution and market adjustments set forth in the Agreement.

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

The Note became due and payable on July 5, 2018 and the Company had defaulted on its obligations under the Note. Interest on the Note was then accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and ten (10) times the number of shares that is actually issuable upon full exercise of the Note. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of March 31, 2019, the equivalent number of shares the Company would be required to issue to satisfy the Note is 316,880 and the Company is in technical default of the Reserve share requirement which is allocable between the Note and the detached Warrant (See Note 9).

During the three months ended March 31, 2019, no shares were issued against the note. As a result of the Company’s stock split effective March 1, 2019, the Company incurred a default penalty in the amount of $14, 094 and this was applied to the principal balance of the Note. During the year ended December 31, 2018, the Company issued an aggregate of 467 common shares in satisfaction of $6,041 in principal and fees under the Note of $500.

Note 2. On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor pursuant to which the Company received $165,000 in financing through the execution of a Convertible Promissory Note. In addition, the Company issued 115 shares of common stock for a value of $63,415 as consideration for entering into the financing agreement. The Note matures in 10 months and is convertible into shares of the Company’s common stock at a conversion price equal to 50% of the lowest trading price per share during the previous twenty-five (25) trading days, subject to anti-dilution and market adjustments set forth in the Agreement.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of March 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,618,558.

During the three months ended March 31, 2019, the Company issued 4,900 common shares for a value of $3,920, satisfying $1,420 in principal, $1,500 in accrued interest, and $1,000 in finance costs. As of March 31, 2019, the Company owed $160,823 in principle, $112,886 in default penalties and accrued interest of $50,003. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

Note 1. On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2018. The principal sum of the Note reflects the amount borrowed, plus a $20,000 “Original Issue Discount” and a $10,000 reimbursement of Lender’s legal fees. On July 6, 2018, the Company’s Board of Directors approved the assignment of this Convertible Promissory Note to a different third-party. The terms of the original March 13, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 10% per annum until the note is paid in full.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. The Company will have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of March 31, 2019, the Company owed $124,650 in principal, $18,528 in interest, and the equivalent number of shares the Company would be required to issue to satisfy the Note is 572,712. As of December 31, 2018, the Company owed $124,650 in principal and accrued interest of $11,766.

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

The following table sets forth common share purchase warrants outstanding as of March 31, 2019:

	March 31, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	---	---
Conversions	---	(4)
Forfeitures	---	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	66	$7.74		$7.66
Warrants granted and issued	---	$ ---	$	---
Warrants forfeited	---	$ ---	$	---
Outstanding, March 31	66	$7.74		$7.66

Common stock issuable upon exercise of warrants	984,714	$0.0034		$0.80

Warrants Outstanding				Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at March 31,	Contractual	Exercise	at March 31,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$0.20	66	0.65	$0.0034	66	$0.0034

The warrants convert at a rate of $0.20 per warrant, based on anti-dilution adjustments to the exercise price.

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

During the three months ended March 31, 2019, no warrants were exercised. The warrant derivative liability as of March 31, 2019 and December 31, 2018 was $0 and $0, respectively. As of March 31, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 984,714 shares, which is based upon an exercise price of $0.20.

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

The following table indicates the fair value of the warrants recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Value as of December 31, 2017
Warrant 1	$35,000	$500	70	$300	$12,565	$32,268
Warrant 2	$57,500	$1,097	52	$900	$ -0-	$2,779
Total	$92,500		122		$12,565	$35,047

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

On March 1, 2018, the Company issued449,065 shares of the Company’s Series A Preferred Shares to its sole director and chief executive officer for a value of $112,266, or $2,500 per share. The value was recorded against his accrued compensation payable.

On January 23, 2018, the Company issued 1,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTC Markets website, which was $33.00; rendering the value of the preferred issued as $330,000. Since the Company’s closing stock price on the date of grant was also $33.00, the Company will not recognize any associated discounts or benefits associated with the shares issued.

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

Preferred Stock

On March 1, 2018, the Company issued 45 shares of the Company’s non-convertible Series A Preferred Shares, with a par value of $0.0001 and with an initial liquidation preference of $200 per share pursuant to its amended and restated Articles on July 26, 2016, at a price of $200 per share, to its sole director and chief executive officer in exchange for $112,266 of accrued compensation. The Company valued the transaction at $8981 and recognized the difference in fair value to additional paid in capital.

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

On April 10, 2019, the Company entered into a Consulting Agreement with a third party for purposes of establishing real estate management and real estate holding divisions. The Company has agreed to dedicate a minimum of thirty-three percent (33%) of all funds received by the Company to the new division. The term of the Agreement is for a period of twelve months and is automatically extended for successive three month terms. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500.

On December 20, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC, a Delaware limited liability company. The SPA provides for the purchase by Actus of a senior secured convertible promissory note in the principal amount of $1,100,000 and a warrant to purchase common stock issued by the Company. On January 15, 2020, the Company authorized the disbursement of the proceeds of this $1,100,000 Note to Florida Beauty Flora, Inc.. The Promissory Note matures on December 20, 2020 and bears interest at a rate of 12% per annum.

On December 26, 2019, we entered into a definitive agreement and plan of merger and reorganization with Florida Beauty Express Inc., Florida Beauty Flora Inc., Floral Logistics of Miami Inc., Floral Logistics of California Inc. and Tempest Transportation Inc. (collectively “Florida Beauty”), pursuant to which Florida Beauty may purchase all of the shares of stock of our Company held by Robert DeAngelis, our sole director and officer.

In December 2019, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries, including the United States, and infections have been reported globally.

The COVID-19 outbreak is a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could materially impact our efforts to effectuate ordinary business transactions into the unforeseeable future. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. In addition, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

Our business has been disrupted, but the extent to which the coronavirus impacts our operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the outbreak, new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact. International stock markets have begun to reflect the uncertainty associated with the slow-down in the American, European, and Asian economies, and the significant decline in the Dow Industrial Average in February and March 2020, was largely attributed to the effects of COVID-19.

On January 7, 2020, 100,000 shares of the Company’s common stock were issued to its President and Chief Executive Officer pursuant to the Plan of Share Exchange Agreement originally entered into on December 27, 2019 with Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., and Tempest Transportation Inc.

On January 13, 2020, we entered into an Amended Agreement and Plan of Share Exchange Agreement (the “Agreement”) by and Amongst, REAC Group, Inc. (“REAC”) and Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., Tempest Transportation Inc. (the “Companies”). The Agreement is for the exchange of 100% of the outstanding shares of the Companies in exchange for 15,015,002 shares of REAC Common Stock and 500,000 shares of REAC Series A Preferred Stock. The Agreement also states that the Mr. Robert DeAngelis will return to the REAC Treasury all of the shares that he currently controls, in return for $350,000, to be paid as follows: $100,000 shall be paid in cash within three (3) days of closing by wired funds to Robert DeAngelis, (the “Closing Cash”), and the remaining $150,000 will be payable in $75,000 installments for the first two quarters after closing (March 31, 2020 and June 30, 2020 respectively) and Mr. DeAngelis will also receive 100,000 shares of common stock, that will be valued at $1.00 per share, respectively. As part of the Agreement, Mr. Robert DeAngelis will also resign and appoint new officers and directors as to be chosen by the Companies.

On February 3, 2020, the Company entered into a Senior Convertible Promissory Note in the amount of $277,750 and the Company authorized the disbursement of the proceeds to Florida Beauty Flora, Inc. The Note bears interest at a rate of 12% and matures one year from the purchase date. The Note is convertible into shares of the Company’s common stock at a conversion price equal to 50% multiplied by the lowest trading price during the previous twenty-five (25) days. At any time during the period beginning on the Issue Date and ending on the last Trading Day immediately preceding the Maturity Date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note and subject to the Holder’s written consent at the time of such prepayment, to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of the then outstanding principal amount of this Note, plus accrued and unpaid interest on the unpaid principal amount of the Note, plus Default Interest, if any.

On February 14, 2020, the Company issued 500,000 shares of common stock to its President and Chief Executive Officer as a performance bonus for the year ending December 31, 2019. The shares were valued at the quoted market price on the date of issuance.

On February 25, 2020, the Company issued 1,000,000 shares of common stock to its President and Chief Executive Officer as a performance bonus for 2020. The shares were valued at the quoted market price on the date of issuance.

On April 13, 2020, we entered into a second Amended Agreement and Plan of Share Exchange Agreement that was originally entered into on December 26, 2019 (the “Agreement”) by and Amongst, REAC Group, Inc. (“REAC”) and Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., Tempest Transportation Inc. (the “Companies”) and Companies shareholders. The Agreement is for the exchange of 100% of the outstanding shares of the Companies in exchange for 15,015,002 shares of REAC Common Stock and 500,000 shares of REAC Series A Preferred Stock. The Conditions to the Agreement have been satisfied and fully closed, and the Companies are now wholly-owned subsidiaries of REAC. The Agreement also states that Mr. Robert DeAngelis will return to the REAC Treasury all of the shares that he currently controls, in return for $350,000, to be paid as follows: $100,000 shall be paid in cash within three (3) days of closing by wired funds to Robert DeAngelis, (the “Closing Cash”), the Closing Cash has been paid, and the remaining $150,000 will be payable in $75,000 installments for the first two quarters after closing (April 30, 2020 (of which $12,000 has been paid) and June 30, 2020 respectively) and Mr. DeAngelis will also receive 100,000 shares of common stock, that will be valued at $1.00 per share, respectively. As part of the Agreement, Mr. Robert DeAngelis will also resign and appoint new officers and directors as to be chosen by the Companies. The Company plans to bring Mr. DeAngelis back as a consultant and / or an advisor, but no agreements have been made to do so, at this time.

The 15,015,002 shares of Common Stock and 500,000 shares of Preferred Stock will be distributed as described below:

Common Stock

Shares to Issue	Shareholder
1,876,875	Efrat Afek
1,876,875	Ralph Milman
3,753,751	Ronan Koubi
3,003,000	The Q Trust
2,552,551	Ronald Minsky
1,951,950	The Apollo Family Trust

Series A Preferred Stock

Shares to Issue	Shareholder
62,500	Ralph Milman
62,500	Efrat Afek
125,000	Ronan Koubi
105,000	The Q Trust
80,000	Ronald Minsky
65,000	The Apollo Family Trust

The Agreement may be terminated, and the Acquisition contemplated herein may be abandoned at any time prior to the Effective Time, whether before or after stockholder approval thereof by either Acquiror or the Companies.

On April 16, 2020, the Company issued 400,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued as a performance bonus for 2020 and were valued at the quoted market price on the date of issuance.

On April 23, 2020, the Company issued 2,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued as a performance bonus for 2020 and were valued at the quoted market price on the date of issuance.

Effective June 22, 2020, Robert DeAngelis resigned from his position as President and Chief Executive Officer and as a member of the board of directors of REAC Group, Inc. Ronen Koubi will be appointed the new CEO. Ronen Koubi is the President and Director of Florida Beauty Flora, Inc.

Effective July 29, 2020, the Company entered into a securities purchase agreement with Auctus Fund, LLC, a Delaware limited liability company. The SPA provides for the purchase by Auctus of a convertible promissory note in the principal amount of $575,000; including 100% warrant coverage with full anti-dilution rights and buyback option. The Company authorized the disbursement of the proceeds of this Note to Florida Beauty Flora, Inc.. The Promissory Note matures on July 29, 2021 and bears interest at a rate of 12% per annum.

Effective October 12, 2020, one of the Company’s convertible promissory notes dated March 13, 2017, with the original principal amount of $230,000, was assigned to a new third party. All rights, title, and interest of the Note were assigned without recourse and without representations or warranties of any kind.

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

Products and Services

Our new real estate search website, https://realestatecontacts.com/, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’s website. This format is called a “lead-generation” program for real estate professionals that are on the https://realestatecontacts.com/portal website.

We aim to offer real estate agents, brokers, and offices the opportunity to become the exclusive real estate contact in the city that they serve on https://realestatecontacts.com/for a yearly fee.

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

Operating expenses were $3,151,338 and $372,707 for the three month periods ended March 31, 2019 and 2018 and interest expense was $31,972 and $18,334, respectively. The Company recorded a loss of $3,197,403 for the three months ended March 31, 2019 as compared to a loss of $355,994 for the three months ended March 31, 2018. The change reflects stock compensation issued to the Company’s executive officer in the current period.

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

As of March 31, 2019, we had negative working capital of $1,545,071 and we have net cash used of $11,696 in our operating activities.

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

The Company is a small company with limited resources and there is insufficient staff for segregation of duties of accounting functions and for levels of review of our report filings. Due to these constraints, management considers that a material weakness in financial reporting currently exists. Subsequent to the filing of the original Form 10Q ending March 31, 2019, the Company was caused to file this amended report due to deficiencies in the segregation of duties and its internal review of accounting transactions.

(b) Changes in internal control over financial reporting. There have been changes in our internal control over financial reporting that occurred subsequent to the filing of the original Form 10Q ending March 31, 2019. These changes are expected to have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 13, 2020, we entered into a second Amended Agreement and Plan of Share Exchange Agreement with Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., Tempest Transportation Inc. (the “Companies”) and Companies shareholders. As a result, the Company has expanded its management and board of directors and believes certain controls such as segregation of duties and levels of review related to our report filings will add reasonable assurances that these deficiency risks will be mitigated in the future.

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

REAC GROUP, INC.

Dated: September 29, 2021	By:	/s/RONEN KOUBI
Ronen Koubi
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

