Form 10-Q/A
period 2019-06-30
REAC GROUP, INC.
filed 2021-09-29
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

305-503-1200

(Registrant’ s telephone number, including area code)

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

As of June 15, 2021 there are 28,933,048 shares, par value $0.00001, of the issuer’ s common stock issued and outstanding.

REAC GROUP, INC.

QUARTERLY REPORT ON FORM 10-Q/A

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

EXPLANATORY NOTE

The Company is filing this amendment in order to correct errors made during the period ending March 31, 2019. The original report filed on May 20, 2019 reported gains on forgiveness of debt related to two of the Company’ s convertible notes payable. During the audit process for the Company’ s 10-K annual report ending December 31, 2019, our auditors determined that the Company did not have sufficient and verifiable documentation to support the debt forgiveness previously recorded.

Therefore, and as a result, the Company recognizes that there is a material deficiency in its controls over financial reporting. Subsequent to the period ended March 31, 2019, the Company has undergone a change in control and new management has taken subsequent steps to alleviate deficiencies of this nature (See Part 1, Item 4). The effect of the restatement to the Company’ s financial statements is disclosed in Footnote 3 to these financial statements.

3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.
Balance Sheets

	June 30, 2019	December 31, 2018
	(restated)
Assets
Current assets
Cash	$317	$1,162
Total current assets	317	1,162

Total assets	$317	$1,162

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$18,200	$3,000
Accrued interest	105,400	54,119
Accrued salaries, payroll taxes and related expenses	964,568	807,108
Convertible notes payable, net of discounts of $-0- and $4,915, respectively	506,412	488,823
Due to principal stockholder, related party	7,625	-
Total current liabilities	1,602,205	1,353,050

Total liabilities	1,602,205	1,353,050

Commitments and Contingencies (Note 12)	-	-

Stockholders’ Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 and 50,935 issued and outstanding at June 30, 2019 and December 31, 2018, respectively	50	50
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 200,000,000 shares authorized; 15,077,517 and 50,441 shares issued and outstanding, at June 30, 2019 and December 31, 2018, respectively	150	-
Additional paid-in capital	25,049,065	22,034,695
Accumulated deficit	(26,651,153)	(23,386,633)
Total stockholders’ deficit	(1,601,888)	(1,351,888)

Total Liabilities and Stockholders’ Deficit	$317	$1,162

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Three Months Ended
	June 30,
	2019	2018
	(restated)
Revenues	$-	$-

Operating expenses:
Compensation and related costs	32,621	32,621
Professional	7,324	16,879
General and administrative	450	1,147
Total operating expenses	40,395	50,647

(Loss) from operations	(40,395)	(50,647)

Other income (expense):
Interest expense	(26,722)	(15,607)
Gain on extinguishment of debt	-	20,589
Total other income (expense)	(26,722)	4,982
(Loss) before provision for income taxes	(67,117)	(45,665)

Provision for income taxes	-	-

Net (Loss)	$(67,117)	$(45,665)

(Loss) per share, basic and dilutive	$(0.00)	$(0.20)

Weighted average shares outstanding, basic and dilutive	15,069,601	231,075

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.
Statements of Operations
(unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
	(restated)
Revenues	$-	$-

Operating expenses:
Compensation and related costs	3,157,461	385,569
Professional	33,354	35,433
General and administrative	915	2,350
Total operating expenses	3,191,730	423,352

Loss from operations	(3,191,730)	(423,352)

Other income (expense):
Interest expense	(58,696)	(33,942)
Gain on extinguishment of debt	-	20,589
Debt financing penalties	(14,094)	-
Gain on write off of warrant liability	-	35,047
Total other income (expense)	(72,790)	21,694
(Loss) before provision for income taxes	(3,264,520)	(401,658)

Provision for income taxes	-	-

Net (Loss)	$(3,264,520)	$(401,658)

(Loss) per share, basic and dilutive	$(0.34)	$(1.89)

Weighted average shares outstanding, basic and dilutive	9,676,116	212,771

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2019 (unaudited)

	Series A Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency

Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	15,000,000	150	2,999,850	-	3,000,000

Shares issued in satisfaction of loan debt and interest	-	-	4,900	-	3,920	-	3,920

Fractional shares issued in stock split			2,176	-	-	-	-

Net loss for the three months	-	-	-	-	-	(3,197,403)	(3,197,403)

Balance as of March 31, 2019	500,000	$50	15,057,517	$150	$25,038,765	$(26,584,036)	$(1,545,071)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued for cash	-	-	20,000	-	10,000	-	10,000

Common shares issued as compensation and for services	-	-	2,500,000	25	1,374,975	-	1,375,000

Common shares issued as compensation and for services returned and cancelled	-	-	(2,500,000)	(25)	(1,374,975)	-	(1,375,000)

Net loss for the three months	-	-	-	-	-	(67,117)	(67,117)

Balance as of June 30, 2019	500,000	$50	15,077,517	$150	$25,049,065	$(26,651,153)	$(1,601,888)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit for the three and six months ended June 30, 2018 (unaudited)
	Series A Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficiency

Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services			10,000	-	330,000	-	330,000

Preferred shares issued as compensation and for services	449,065	45			112,221		112,266

Shares issued in satisfaction of loan debt and interest	-	-	5,931	-	45,430	-	45,430

Net loss for the three months	-	-	-	-	-	(355,994)	(355,994)

Balance as of March 31, 2018	500,000	$50	25,295	$-	$21,971,136	$(23,040,063)	$(1,068,877)

In kind contribution of rent	-	-	-	-	300	-	300

Fair value of warrants issued					6,106		6,106

Shares issued in satisfaction of loan debt and interest			19,113		62,660		62,660

Net loss for the three months	-	-	-	-	-	(45,664)	(45,664)

Balance as of June 30, 2018	500,000	$50	44,408	$-	$22,040,202	$(23,085,727)	$(1,045,475)

* Shares retroactively restated for reverse stock split of 1:10,000 on March 1, 2019

 The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc. Statements of Cash Flows (unaudited)

	For the Six Months Ended
	June 30,
	2019	2018
	(restated)
Cash Flows from Operating Activities:
Net loss	$(3,264,520)	$(401,658)
Adjustment to reconcile net loss to net cash used in operations:

Stock based compensation	3,000,000	330,000
In kind contribution of rent	600	600
Amortization of debt discounts and financing costs	5,915	11,354
Debt financing penalties	14,094	-
Gain on extinguishment of debt	-	(20,589)
Gain on write off of warrant liability	-	(35,047)
Changes in assets and liabilities:
Prepaid expenses	-	(500)
Accounts payable	15,200	-
Accrued interest	52,780	16,089
Accrued salaries, payroll taxes and related expenses	157,461	33,553
Net Cash Used in Operating Activities	(18,470)	(66,198)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder	12,380	2,500
Repayments of notes payable, principal shareholder	(4,755)	(1,517)
Proceeds from convertible notes payable	-	25,000
Proceeds from issuance of common stock	10,000	-
Net Cash Provided by Financing Activities	17,625	25,983

Net (decrease)/increase in cash	(845)	(40,215)
Cash at beginning of period	1,162	51,396
Cash at end of period	$317	$11,181

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures:
Common stock issued for principal and interest on convertible notes	$3,920	$45,430
Preferred stock issued against accrued officer compensation	$-	$112,266

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Notes to the Financial Statements

June 30, 2019

(unaudited)

1. Background Information

REAC Group, Inc. (“The Company”) was formed on March 10, 2005 under the name of Real Estate Contacts, Inc. as a Florida Corporation and is based in Pittsburgh, Pennsylvania. The Company changed its name to REAC Group, Inc. effective February 16, 2017. The Company engages in the ownership and operation of a real estate advertising portal website. The Company plans to provide a comprehensive online real estate search portal that consists of an advertising and marketing platform for real estate professionals. The Company’ s national real estate search website is www.realestatecontacts.com.

The Company’ s website offers cities to real estate professionals so they can grow their businesses online and have the opportunity to show their listings and reach consumers interested in buying or selling property in their respective exclusive geographic areas.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Balance Sheet as of June 30, 2019, the Statements of Income for the three and six months ended June 30, 2019 and 2018, the Statements of Stockholders’ Deficit for the three and six months ended June 30, 2019 and 2018, and the Statements of Cash Flows for the six months ended June 30, 2019 and 2018 are unaudited. These unaudited interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2019, our results of operations for the three and six months ended June 30, 2019 and 2018, and our cash flows for the six months ended June 30, 2019 and 2018. The results of operations for the six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ending December 31, 2019.

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

Financial Instruments

The Company’ s balance sheets include the following financial instruments: cash, accrued expenses, notes payable and payables to a stockholder. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization. The carrying values of the notes payable and amounts due to stockholder approximates fair value based on borrowing rates currently available to the Company for instruments with similar terms and remaining maturities.

FASB Accounting Standards Codification (ASC) topic, “Fair Value Measurements and Disclosures”, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’ s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1-	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities

•	Level 2-	Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3-	Inputs that are both significant to the fair value measurement and unobservable.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of June 30, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’ s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

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

During the six months ended June 30, 2019 and 2018, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. For the six months ended June 30, 2019, the Company determined that there was no active market for the Company’ s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes for the period.

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

In July 2019, the FASB released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 that affect a wide variety of Topics in the FASB Accounting Standards Codification including the guidance in paragraph 718-740-35-2, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’ s tax return. The amendment to paragraph 718-740-35-2 in this update clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’ s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive; they are excluded from the calculation of diluted income per share. As of June 30, 2019, there were approximately 20,417,643 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Restatement of financial statements

The following reflects changes to the accounts affected as a result of the restatement:

Changes to the Balance Sheet	As originally filed		As restated	Change Increase/ (decrease)
Accrued Interest		$66,819	$105,400	$38,581
Convertible Notes Payable		$273,709	$506,412	$232,703

Changes to Other Income and Expense
Interest Expense		$48,198	$58,696	$10,499
Debt financing penalties	$	---	$14,094	$14,094
Gain on Settlement of Debt		$246,691	$-	$(246,691)

The following reflects changes to the balance sheet as a result of the restatement:

Liabilities and Stockholders’ Deficit
Current liabilities	As originally filed	As restated	Change Increase/ (decrease)
Accounts payable	$18,200	$18,200	$-
Accrued interest	66,819	105,400	38,581
Accrued salaries and taxes	964,569	964,569	-
Due to principle shareholder, related party	7,625	7,625	-
Convertible notes payable	273,709	506,412	232,703
Total current liabilities	1,330,922	1,602,205	271,283

Stockholders’ Deficit
Preferred Stock, Series A $.0001 par value, 500,000 shares authorized; none issued and outstanding	50	50	-
Preferred Stock, Series B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-	-
Common Stock, $0.00001 par value, 199,000,000 shares authorized15,057,517 and 9,364 issued and outstanding, respectively	150	150	-
Common stock payable	-	-	-
Additional paid-in capital	25,049,065	25,049,065	-
Accumulated deficit	(26,379,870)	(26,651,153)	(271,283)
Total stockholders’ deficit	$(1,330,605)	$(1,601,888)	$(271,283)

The following reflects changes to net income and loss per share as a result of the restatement:

	As originally filed	As restated	Change Increase/ (decrease)
Net income/(loss)	$(2,993,237)	$(3,264,520)	$(271,283)
Loss per share, basic and dilutive	$(0.26)	$(0.34)	$(0.08)
Weighted average shares outstanding, basic and dilutive	11,464,677	9,676,116	-

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $3,264,520 for the six months ended June 30, 2019 and had net cash used in operating activities of $18,470 for the same period. Additionally, the Company has an accumulated deficit of $26,651,153 and a working capital deficit of $1,601,888 at June 30, 2019. These conditions raise substantial doubt about the Company’ s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’ s ability to continue as a going concern is dependent upon the Company’ s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

While the Company is attempting to commence operations and produce revenues, the Company’ s cash position may not be significant enough to support the Company’ s operations. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The key factors that are not within the Company’ s control and that may have a direct bearing on operating results include, but are not limited to, acceptance of the Company’ s business plan, the ability to raise capital in the future, the ability to expand its customer base, and the ability to hire key employees to build and maintain websites and to provide services and support to its customers and users. There may be other risks and circumstances that management may be unable to predict.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

5. Recently Issued Accounting Pronouncements

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’ s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’ s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. The effective date will be the first quarter of fiscal year 2020 with early adoption permitted. We adopted Topic 842 effective January 1, 2019 and the standard did not have a significant effect on the results of operations or cash flows.

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

On March 31, 2019, the Company’ s Board of Directors authorized the issuance of 15,000,000 shares to the Company’ s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

On March 1, 2018, the Company issued 45 shares of the Company’ s Series A Preferred Shares to its sole director and chief executive officer in satisfaction of accrued compensation owed to him by the Company. (See Note 11).

On January 23, 2018, the Company issued 10,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’ s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTC Markets website, which was $33.00; rendering the value of the preferred issued as $330,000. Since the Company’ s closing stock price on the date of grant was also $33.00, the Company did not recognize any associated discounts or benefits associated with the shares issued.

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

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	June 30, 2019	December 31, 2018
Accounts payable	$18,200	$3,000
Accrued interest	105,400	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	964,569	807,108
Due to principle shareholder, related party	7,625	---

(a)The Company has accrued additional compensation to its Chief Executive Officer totaling $60,000 and $60,000 during the six months ended June 30, 2019 and 2018, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $964,569 and $807,108 at June 30, 2019 and December 31, 2018, respectively.

8. Convertible Notes Payable

During the six months ended June 30, 2019 and 2018, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there wasn’ t an active market for the Company’ s common stock and because of this lack of liquidity and market value, there wasn’ t a derivative liability associated with these convertible notes as of June 30, 2019 and June 30, 2018. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of June 30, 2019, all of the Company’ s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the respective agreements. Consequently, the Company is accruing interest on these notes at their respective default rates. As a result of being in default on these notes, the Holders could, at their sole discretion, call these Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with the current note holders and its transfer agent in order that it may resolve these outstanding issues as soon as practicable. On November 2, 2018, the Company received a formal letter from one of its Note Holders demanding payment of all amounts due under the Note plus applicable collection costs, including attorney’ s fees at the Mandatory Default Amount. The varied terms and definitions of these default provisions are disclosed below in each of the respective Note disclosures.

As of June 30, 2019, the Company owed an aggregate of $611,812 in principal and accrued interest; of which, $506,412 (before a discount of $-0-) represents convertible notes payable and $105,400 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $493,738 represents convertible notes payable and $54,119 represents accrued interest.

	June 30, 2019	December31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable to derivative liabilities, and deferred financing costs in the amount of $-0- and $4,915, respectively.	$506,412	$493,738
Principal	506,412	493,738
Debt discount	---	(4,915)
Total Principal	$506,412	$488,823

Summary of Convertible Note Transactions:

	June 30, 2019	December31, 2018

Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	---	65,000
Default Penalties	14,094	172,886
Payments and adjustments	---	---
Settlement of debt	---	(20,000)
Conversions of debt	(1,420)	(88,869)
Unamortized debt discounts	---	(4,915)
Convertible notes, balance	$506,412	$488,823

Note 6. On October 6, 2017, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to which the Company received $150,000 in financing and an initial tranche of $20,000. Each tranche paid under the Note matures in 12 months and is convertible into shares of the Company’ s common stock after a period of six months at a conversion price equal to 50% of the lowest trading price per share during the previous ten (10) trading days. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’ s Own Stock and determined that the underlying is indexed to the Company’ s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2018, the Company determined that there was no active market for the Company’ s common stock, and because of this lack of liquidity and market value, there wasn’ t a derivative liability associated with this convertible note. On May 9, 2018, the note holder agreed to forgive the balance of the principal and accrued interest. As a result, during the year ended December 31, 2018, the Company has recognized a gain on the extinguishment of debt in the amount of $20,589 and canceled the reserve of 50,000 shares of common stock.

Note 5. On October 2, 2017, the Company received $53,000 in financing through the execution of a Convertible Promissory Note associated with a Securities Purchase Agreement. The Note bears interest at a rate of 12% and matures 280 days from the purchase date.The Note is convertible into shares of the Company’ s common stock after a period of 180 days at a conversion price equal to 61% multiplied by the average of the lowest two trading prices during the previous fifteen (15) days. After 180 days following the Issue Date, the Company will have no right of prepayment. The Company evaluated the terms of the convertible note in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’ s Own Stock and determined that the underlying is indexed to the Company’ s common stock. The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the year ended December 31, 2018, the Company determined that there was no active market for the Company’ s common stock, and because of this lack of liquidity and market value, there wasn’ t a derivative liability associated with this convertible note. In addition, the Company issued an aggregate of 15,813 common shares in satisfaction of $53,000 in principal and $3,727 in accrued interest. As of December 31, 2018, the note was considered paid in full and the Company canceled the reserve of 41,945 shares of common stock.

Note 4. On July 8, 2017, the Company’ s Board of Directors approved the assignment of a convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087. The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 335 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. During the year ended December 31, 2018, the Company issued an aggregate of 1,125 common shares in satisfaction of $10,696 in principal and $554 in accrued interest for a total value of $11,250 and canceled the reserve of 49 shares of common stock. As of December 31, 2018, the note was considered paid in full.

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

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’ s common stock equal to the amount of each tranche received under the Note divided by $0.05. (See Note 9) On April 30, 2018, the Company’ s Board of Directors approved the assignment of the Note to a different third-party. The total amount assigned was $30,306 which includes principal of $28,959 and accrued interest of $1,347. Subsequent to the assignment, the Company received additional tranches from the Assignee in the aggregate amount of $65,000 with no associated discounts. The Warrant associated with the Securities Purchase Agreement was not included in the Assignment of the Original Note.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. During the three months ended March 31, 2018, the Company concluded that there was no active market for the Company’ s common stock, and because of this lack of liquidity and market value, there wasn’ t a derivative liability associated with this convertible note.

The Note became due and payable on July 5, 2018 and the Company had defaulted on its obligations under the Note. Interest on the Note was then accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Note Holder could, at the Holder’ s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. The Company is required to have authorized and reserved ten (10) times the number of shares that is actually issuable upon full exercise of the Note. As of June 30, 2019, the equivalent number of shares the Company would be required to issue to satisfy the Note is 1,865,694 and the Company is in technical default of the Reserve share requirement which is allocable between the Note and the detached Warrant. (See Note 9)

During the three months ended June 30, 2019, no shares were issued against the note. . As a result of the Company’ s stock split effective March 1, 2019, the Company incurred a default penalty in the amount of $14,094 and this was applied to the principal balance of the Note. During the year ended December 31, 2018, the Company issued an aggregate of 467 common shares in satisfaction of $6,041 in principal and fees under the Note of $500.

Note 2. On May 5, 2017, the Company entered into a Securities Purchase Agreement (“SPA”) with an institutional accredited investor pursuant to which the Company received $165,000 in financing through the execution of a Convertible Promissory Note. In addition, the Company issued 115 shares of common stock for a value of $63,415 as consideration for entering into the financing agreement. The Note matures in 10 months and is convertible into shares of the Company’ s common stock at a conversion price equal to 50% of the lowest trading price per share during the previous twenty-five (25) trading days, subject to anti-dilution and market adjustments set forth in the Agreement.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the six months ended June 30, 2019 and 2018, the Company concluded that there was no active market for the Company’ s common stock, and because of this lack of liquidity and market value, there wasn’ t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of June 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 8,502,225.

During the six months ended June 30, 2019, the Company issued 4,900 common shares for a value of $3,920, satisfying $1,420 in principal, $1,500 in accrued interest, and $1,000 in finance costs. As of June 30, 2019, the Company owed $160,823 in principle, $112,886 in default penalties and accrued interest of $66,380. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

Note 1. On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2018. The principal sum of the Note reflects the amount borrowed, plus a $20,000“Original Issue Discount” and a $10,000 reimbursement of Lender’ s legal fees. On July 6, 2018, the Company’ s Board of Directors approved the assignment of this Convertible Promissory Note to a different third-party. The terms of the original March 13, 2017 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 10% per annum until the note is paid in full.

In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’ s common stock equal to $57,500 divided by the Market Price as of the issue date. (See Note 9) Effective on July 20, 2018, the Warrant to Purchase Shares previously issued under the March 13, 2017 Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’ s fundraising efforts.

The Secured Convertible Promissory Note is convertible into shares of the Company’ s common stock at a conversion price equal to $0.25 per share. In the event the minimum market capitalization falls below $6,000,000, then the conversion price is the lesser of the stated price of $0.25 or the market price (as calculated pursuant to the Agreement). During the three months ended September 2017, the minimum market capitalization fell below $6,000,000 and the Company was required to adjust the conversion price to the market price defined in the agreement. Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note.

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the six months ended June 30, 2019 and 2018, the Company determined that there was no active market for the Company’ s common stock, and because of this lack of liquidity and market value, there wasn’ t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

The Note became due and payable on January 13, 2018 and the Company is in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 22% per annum beginning on July 6, 2018 and the Company classified the Note as a current liability. On November 2, 2018, the Note Holder demanded payment of all amounts due under the Note plus applicable collection costs, including attorney’ s fees at the Mandatory Default Amount. The Mandatory Default Amount means the greater of (a) the Outstanding Balance divided by the Installment Conversion Price on the date the Mandatory Default Amount is demanded, multiplied by the VWAP on the date the Mandatory Default Amount is demanded, or (b) the Outstanding Balance following the application of the Default Effect. Pursuant to the demand letter on that date, the Company owed $125,053, which includes the mandatory default amount and interest will continue to accrue at the rate of $78.80 per day. The principal increase is considered applied as of the date of the demand for payment and is not tacked back to the Issue Date of the Note.

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. The Company will have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of June 30, 2019, the Company owed $124,650 in principal, $25,365 in interest, and the equivalent number of shares the Company would be required to issue to satisfy the Note is 2,500,250. As of December 31, 2018, the Company owed $124,650 in principal and accrued interest of $11,766.

9. Warrant Liabilities

The Company estimates the fair value of each option award on the date of grant using the Binomial option valuation model that uses the assumptions noted in the table below. Because Binomial option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’ s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. During the six months ended June 30, 2019 and the year ended December 31, 2018, management determined that the Company’ s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

The following table sets forth common share purchase warrants outstanding as of June 30, 2019:

	June 30, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	---	---
Conversions	---	(4)
Forfeitures	---	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	66	$7.74		$0.00
Warrants granted and issued	---	$ ---	$	---
Warrants forfeited	---	$ ---	$	---
Outstanding, June 30	66	$7.74		$0.00

Common stock issuable upon exercise of warrants	7,549,474	$.50		$0.00

Warrants Outstanding				Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at June 30,	Contractual	Exercise	at June 30,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$0.04	66	0.60	$7.74	66	$.50

The warrants convert at a rate of $0.04 per warrant, based on a discounted rate anti-dilution adjustments to the exercise price.

On July 5, 2017, the Company entered into a Securities Purchase Agreement and related documents with an institutional accredited investor. On the Closing Date, the Company issued to Investor a Convertible Promissory Note in the principal amount of $175,000 in exchange for payment by Investor of $157,500. In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 1”) which grants the investor the right to purchase at any time on or after each tranche, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’ s common stock equal to the amount of each tranche received under the Note divided by $0.05, as adjusted from time to time pursuant to the terms and conditions of the Warrant. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. During the year ended December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’ s common stock at $5,000 per share, resulting in an exercise value at issuance of $350,000. The relative fair value of the warrant at issuance was $12,565, which was recorded as a debt discount and amortized over the life of the note.

The Company estimates the fair value at each reporting period using the Binomial Method. During the year ended December 31, 2018, management determined that the Company’ s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants and in quarter ending March 31, 2018, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $35,047.

The Warrant may be exercised in whole or in part at $5,000 per share, subject to anti-dilution adjustments set forth in the Agreement. If the Market Price is greater than the Exercise Price, the Warrant Holder may elect to receive Warrant shares pursuant to a cashless exercise. The Market Price means the highest traded price of the Company’ s common stock during the twenty (20) trading days prior to the date of the respective Exercise Notice. A dilutive issuance occurs when the Company issues common stock at an effective price per share that is less than the then-current Exercise Price. In this event, the Exercise Price is adjusted to match the lowest price per share at which such Common Stock was issued or may be acquired in the dilutive issuance.

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of June 30, 2019, the Company is in technical default of its Reserve requirement for the detached Warrant.

During the six months ended June 30, 2019, no warrants were exercised. The warrant derivative liability as of June 30, 2019 and December 31, 2018 was $0 and $0, respectively. As of June 30, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 7,549,474 shares, which is based upon an exercise price of $0.04.

On March 13, 2017, the Company entered into an Agreement with an institutional Lender. On that date, the Company issued to the Lender a Secured Convertible Promissory Note in the principal amount of $230,000; of which, the Company has received $150,000 as of December 31, 2017. In connection with the Financing, and in addition to the Securities Purchase Agreement and the Secured Convertible Promissory Note, the Company issued a Warrant (“Warrant 2”) which grants the right to purchase at any time on or after March 13, 2017 and for a period of three years, a number of fully paid and non-assessable shares of the Company’ s common stock equal to $57,500 divided by the Market Price as of the issue date. The Market Price is the conversion factor multiplied by the average of the three lowest closing bid prices during the twenty trading days immediately preceding the applicable conversion. If the average of the three lowest closing bid prices is below $0.10, then the conversion factor is permanently reduced by 10%. If at any time the Company is not DTC eligible, then the conversion factor is further reduced by an additional 5%. At any time prior to the expiration date, the investor may elect a cashless exercise for any warrant shares equal to (i) the excess of the Current Market Value (Trade Price times the number of exercise shares) over the aggregate Exercise Price of the Exercise Shares, divided by (ii) the Adjusted Price (the lower of the Exercise Price of $0.25 or Market Price). The Trade Price is the higher of the closing trade price on the issue date or the VWAP of the stock for the trading day that is two trading days prior to exercise date. The conversion option and the outstanding common stock warrants on that date are classified as derivative liabilities at their fair value on the date of issuance. Under ASC-815 the conversion options embedded in notes payable require liability classification because the note does not contain an explicit limit to the number of shares that could be issued upon settlement.

The Market Price, as calculated pursuant to the Warrant Agreement, was $1,097 per share with 52 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $0, resulting in no debt discount. The Company estimates the fair value at each reporting period using the Binomial Method. As of March 31, 2018, management determined that the Company’ s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. As a result, the Company recorded a gain on the write-off of the fair value of the warrant in the amount of $2,779. Effective July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’ s fundraising efforts.

The following table indicates the fair value of the warrants recorded by the Company at issuance.

	Amount	Factor	Warrant Shares	Stock Price on Date of Grant	Fair Value at Issuance	Fair Value as of December 31, 2017
Warrant 1	$35,000	$5,000	70	$300	$12,565	$32,268
Warrant 2	$57,500	$1,097	52	$900	$ -0-	$2,779
Total	$92,500		122		$12,565	$35,047

10. Derivatives and Fair Value

The Company evaluated the terms of the convertible notes, in accordance with ASC Topic No. 815 - 40, Derivatives and Hedging - Contracts in Entity’ s Own Stock and determined that the underlying is indexed to the Company’ s common stock. The Company determined that the conversion features meet the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. The Company evaluated the conversion feature for the embedded conversion option. Since these notes contain conversion price adjustment provisions (i.e. down round, or ratchet provisions), the Company determined that the embedded conversion options met the definition of a derivative. The effective conversion price was compared to the market price on the date of the note and was deemed to be less than the market value of underlying common stock at the inception of the note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable. The debt discounts are being amortized over the life of the notes. The Company recognized financing costs for charges by the lender for original issue discounts and other applicable administrative costs, normally withheld from proceeds, which are being amortized as finance costs over the life of the loan. The derivative values are calculated using the Binomial method.

As of June 30, 2019 and December 31, 2018, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’ s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’ s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At June 30, 2019 and December 31, 2018, all of the Company’ s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Level 3 Valuation Techniques

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable. Level 3 financial liabilities consist of the derivative liabilities for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation. At the date of the original transaction, we valued the convertible note that contains down round provisions using a Black-Scholes model, with the assistance of a valuation consultant, for which management understands the methodologies. This model incorporates transaction details such as the Company’ s stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior. Using assumptions, consistent with the original valuation, the Company has subsequently used the Binomial model for calculating the fair value.

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

On April 10, 2019, the Company entered into a Consulting Agreement with a third party for purposes of establishing a real estate management division and or real estate holdings which will be operated as a division of the Company. The Company has agreed to dedicate a minimum of thirty-three percent (33%) of all funds received by the Company to the new division.. The term of the Agreement is for a period of twelve months and is automatically extended for successive three month terms. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500.On June 5, 2019, the Company and Consultant mutually agreed to terminate the Agreement and the shares issued by the Company to the Consultant were returned and cancelled.

On May 8, the Company issued 20,000 shares of common stock for cash. The shares were issued at $0.50 per share or $10,000.

On March 31, 2019, the Company’ s Board of Directors authorized the issuance of 15,000,000 shares to the Company’ s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

On January 23, 2018, the Company issued 1,000 shares of its common stock to sole officer and director, Robert DeAngelis, as his 2017 annual bonus per his employment agreement. The annual bonus, if any, is determined and paid in accordance with policies set from time to time by the Board or Directors, in its sole discretion. The Board’ s policy has been to base the stock price for such issuances upon the average of the closing price of the preceding 10 trading days as reported on OTC Markets website, which was $33.00; rendering the value of the preferred issued as $330,000. Since the Company’ s closing stock price on the date of grant was also $33.00, the Company will not recognize any associated discounts or benefits associated with the shares issued.

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

Preferred Stock

On March 1, 2018, the Company issued 449,065 shares of the Company’ s non-convertible Series A Preferred Shares, with a par value of $0.0001 and with an initial liquidation preference of $200 per share pursuant to its amended and restated Articles on July 26, 2016, at a price of $200 per share, to its sole director and chief executive officer in exchange for $112,266 of accrued compensation. The Company valued the transaction at $8,981and recognized the difference in fair value to additional paid in capital.

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’ s common stock equal to the amount of the tranche received under the Note divided by $500. The conversion price is $5,000, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’ s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the six months ended June 30, 2019, management determined that the Company’ s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of June 30, 2019 and 2018 was $0 and $0, respectively. During year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,032 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price.

On the March 13, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after March 13, 2017, and for a period of three years thereafter, a number of fully paid and non-assessable shares of the Company’ s common stock equal to $57,500 divided by the Market Price as of March 13, 2017. The Market Price, as calculated pursuant to the Warrant Agreement, was $1,097 per share with 52 being the resulting number of warrant shares at issuance. The relative fair value of the warrant at issuance was $47,174, resulting in a debt discount equal to $10,326 which will be amortized over the life of the Warrant. The Company estimates the fair value at each reporting period using the Binomial Method. Made effective on July 20, 2018, the warrant to purchase shares previously issued under the Convertible Promissory Note was terminated by the Warrant holder to facilitate the Company’ s fundraising efforts.

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

12. Commitments and Contingencies

From time to time the Company may be a party to litigation matters involving claims against the Company. Management believes that there are no known or potential matters that would have a material effect on the Company’ s financial position or results of operations.

The Company’ s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

There were no operating or capital lease commitments as of June 30, 2019 and June 30, 2018.

13. Subsequent Events

The Company has evaluated all events that occur after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.

On December 20, 2019, the Company entered into a securities purchase agreement with Actus Fund, LLC, a Delaware limited liability company. The SPA provides for the purchase by Actus of a senior secured convertible promissory note in the principal amount of $1,100,000 and a warrant to purchase common stock issued by the Company. On January 15, 2020, the Company authorized the disbursement of the proceeds of this $1,100,000 Note to Florida Beauty Flora, Inc. The Promissory Note matures on December 20, 2020 and bears interest at a rate of 12% per annum.

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

On January 7, 2020, 100,000 shares of the Company’ s common stock were issued to its President and Chief Executive Officer pursuant to the Plan of Share Exchange Agreement originally entered into on December 27, 2019 with Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., and Tempest Transportation Inc.

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

On February 3, 2020, the Company entered into a Senior Convertible Promissory Note in the amount of $277,750 and the Company authorized the disbursement of the proceeds to Florida Beauty Flora, Inc. The Note bears interest at a rate of 12% and matures one year from the purchase date. The Note is convertible into shares of the Company’ s common stock at a conversion price equal to 50% multiplied by the lowest trading price during the previous twenty-five (25) days. At any time during the period beginning on the Issue Date and ending on the last Trading Day immediately preceding the Maturity Date, the Borrower shall have the right, exercisable on not less than three (3) Trading Days prior written notice to the Holder of the Note and subject to the Holder’ s written consent at the time of such prepayment, to prepay the outstanding Note (principal and accrued interest), in full by making a payment to the Holder of an amount in cash equal to 150%, multiplied by the sum of the then outstanding principal amount of this Note, plus accrued and unpaid interest on the unpaid principal amount of the Note, plus Default Interest, if any.

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

Effective October 12, 2020, one of the Company’ s convertible promissory notes dated March 13, 2017, with the original principal amount of $230,000, was assigned to a new third party. All rights, title, and interest of the Note were assigned without recourse and without representations or warranties of any kind.

Item 2. Management’ s Discussion and Analysis of Financial Condition and Results of Operations

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

What Makes us Different

Real Estate professionals use the internet to generate leads. The top sources of internet leads are company and agent websites. Each real estate professional on our website will be the EXCLUSIVE agent in the city that they service in and will have their own profile page that contains the agent’ s information and bios with links to their listings. Each agent will also have their own exclusive city page that will feature advertising banners from various other local businesses that work in the real estate field such as local mortgage brokers, title companies, real estate attorneys, contractors, among others in the real estate profession.

Products and Services

Our new real estate search website, https://realestatecontacts.com/, will allow real estate professionals and consumers to interact through the internet as a business medium and features the real estate professional’ s current listings and profiles in their geographic service areas enabling potential home buyers to view real estate listings and homes that are for sale and featured on the real estate professional’ s website. This format is called a “lead-generation” program for real estate professionals that are on the https://realestatecontacts.com/portal website.

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

We plan to grow revenues from the advertising sales from real estate professionals on our current website in the next 12 months by undertaking the following steps:

•	Devote greater resources to marketing and selling our services such as developing and creating a more productive advertising sales division within our company by the hiring of advertising sales account executives.

•	Focus to expand our network of advertisers and real estate professionals by increasing our online presence to include various marketing channels such as the major search engines, Google, Yahoo and Bing.

•	Expand our company’ s public relations by creating more brand awareness on the internet. An example would be to focus on other social media websites such as Facebook, Twitter, and LinkedIn.

•	Develop other marketing programs to efficiently increase our brand awareness such as email campaigns, newsletters, linking our website to other real estate business websites, real estate portals and directories.

•	We intend to continue, maintain and aggressively pursue to build our advertising campaign around all internet related marketing concepts, such as search engine optimization, banner advertising and social media networks to help manage and geographically target consumer traffic and lead volume.

•	We plan to increase our online Search Engine Marketing to create more unique users Focus on driving more internet traffic and unique visitors to our websites by using these search engine marketing techniques.

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

Operating expenses for the three months ended June 30, 2019 were $40,395 and for the three months ended June 30, 2018, operating expenses were $50,647. For the three month periods ended June 30, 2019 and 2018, interest expense was $26,722 and $15,607, respectively. The Company recorded a loss of $67,117 for the three months ended June 30, 2019 as compared to a loss of $45,665 for the three months ended June 30, 2018. The change reflects a decrease in professional fees and no gain on the extinguishment of debt in the current period.

For the six months ended June 30, 2019 compared to the six months ended June 30, 2018

The Company earned no revenues for the six month periods ended June 30, 2019 and 2018, respectively.

Operating expenses were $3,191,730 and $423,352 for the six month periods ended June 30, 2019 and 2018 and interest expense was $58,696 and $33,942, respectively. The Company recorded a loss of $3,264,520 for the six months ended June 30, 2019 as compared to a loss of $401,658 for the six months ended June 30, 2018. The change primarily reflects stock compensation issued to the Company’ s executive officer and a gain on the extinguishment of debt in the current period.

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

As of June 30, 2019, we had negative working capital of $1,601,888 and we have used cash of $18,470 in our operating activities.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board and other standard-setting bodies issued new or modifications to, or interpretations of, existing accounting standards during the year. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’ s reported financial position or operations in the near term. These recently issued pronouncements have been addressed in the notes to the financial statements included in this filing.

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

In July 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’ s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’ s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’ s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’ s management, including the Company’ s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’ s principal financial and accounting officer), of the effectiveness of the Company’ s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’ s CEO and CFO concluded that the Company’ s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’ s rules and forms, and that such information is accumulated and communicated to the Company’ s management, including the Company’ s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. There have been changes in our internal control over financial reporting that occurred subsequent to the filing of the original Form 10Q ending June 30, 2019. These changes are expected to have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On March 31, 2019, the Company’ s Board of Directors authorized the issuance of 15,000,000 shares to the Company’ s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

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

REAC GROUP, INC.

Dated: September 29, 2021	By:	/s/ RONEN KOUBI
Ronen Koubi
President,
Principal Executive Officer, Principal Financial Officer Principal Accounting Officer and Director

