Form 10-Q/A
period 2019-09-30
REAC GROUP, INC.
filed 2021-09-29
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ___________________

FORM 10-Q/A

___________________

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

___________________

305-503-1200

(Registrant’s telephone number, including area code)

___________________

____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” , and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of June 15, 2021 there are 28,933,048 shares, par value $0.00001, of the issuer’s common stock issued and outstanding.

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

PART I-FINANCIAL INFORMATION

Item 1. Financial Statements. (unaudited)

Index to Financial Statements

REAC Group, Inc.

REAC GROUP, Inc.

Balance Sheets

	September 30, 2019	December 31, 2018
	(restated)
Assets
Current assets
Cash	$223	$1,162
Total current assets	223	1,162

Total assets	$223	$1,162

Liabilities and Stockholders' Deficit
Current liabilities
Accounts payable	$31,250	$3,000
Accrued interest	132,260	54,119
Accrued salaries, payroll taxes and related expenses	997,361	807,108
Convertible notes payable, net of discounts of $-0- and $4,915, respectively	505,862	488,823
Due to principal stockholder, related party	7,650	-
Total current liabilities	1,674,383	1,353,050

Total liabilities	1,674,383	1,353,050

Commitments and Contingencies (Note 11)	-	-

Stockholders' Deficit
Preferred Stock A, $.0001 par value, 500,000 shares authorized; 500,000 shares issued and outstanding at September 30, 2019 and December 31, 2018	50	50
Preferred Stock B, $.0001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 200,000,000 shares authorized; 15,107,517 and 50,441 shares issued and outstanding, at September 30, 2019 and December 31, 2018, respectively	151	-
Additional paid-in capital	25,050,414	22,034,695
Accumulated deficit	(26,724,775)	(23,386,633)
Total stockholders' deficit	(1,674,160)	(1,351,888)

Total Liabilities and Stockholders' Deficit	$223	$1,162

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the Three Months Ended
	September 30,
	2019	2018
	(restated)
Revenues	$-	$-

Operating expenses:
Compensation and related costs	32,792	32,620
Professional	13,050	11,854
General and administrative	420	1,003
Total operating expenses	46,262	45,477

(Loss) from operations	(46,262)	(45,477)

Other income (expense):
Interest expense	(27,360)	(22,332)
Debt financing penalties	-	(80,000)
Total other income (expense)	(27,360)	(102,332)
(Loss) before provision for income taxes	(73,622)	(147,809)

Provision for income taxes	-	-

Net (Loss)	$(73,622)	$(147,809)

(Loss) per share, basic and dilutive	$(0.00)	$(0.72)

Weighted average shares outstanding, basic and dilutive	15,094,469	204,589

The accompanying notes are an integral part of these unaudited financial statements.

REAC GROUP, Inc.

Statements of Operations

(unaudited)

	For the nine months ended
	September 30,
	2019	2018
	(restated)
Revenues	$-	$-

Operating expenses:
Compensation and related costs	3,190,253	418,189
Professional	46,404	47,287
General and administrative	1,336	3,354
Total operating expenses	3,237,993	468,830

Loss from operations	(3,237,993)	(468,830)

Other income (expense):
Interest expense	(86,055)	(56,274)
Debt financing penalties	(14,094)	(80,000)
Gain on extinguishment of debt	-	20,589
Gain on write off of warrant liability	-	35,047
Total other income (expense)	(100,149)	(80,638)
(Loss) before provision for income taxes	(3,338,142)	(549,468)

Provision for income taxes	-	-

Net (Loss)	$(3,338,142)	$(549,468)

(Loss) per share, basic and dilutive	$(0.29)	$(2.88)

Weighted average shares outstanding, basic and dilutive	11,501,851	190,962

The accompanying notes are an integral part of these unaudited financial statements.

REAC Group, Inc.

Statements of Changes in Stockholders’ Deficit

for the three and nine months ended September 30, 2019

(unaudited)

	Series A Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Accumulated Deficit	Total Deficit
Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued as compensation and for services	-	-	15,000,000	150	2,999,850	-	3,000,000

Shares issued in satisfaction of loan debt and interest	-	-	4,900	-	3,920	-	3,920

Fractional shares issued in stock split			2,176	-	-	-	-

Net loss for the three months	-	-	-	-	-	(3,197,403)	(3,197,403)

Balance as of March 31, 2019	500,000	$50	15,057,517	$150	$25,038,765	$(26,584,036)	$(1,545,071)

In kind contribution of rent	-	-	-	-	300	-	300

Common shares issued for cash	-	-	20,000	-	10,000	-	10,000

Net loss for the three months	-	-	-	-	-	(67,117)	(67,117)

Balance as of June 30, 2019	500,000	$50	15,077,517	$150	$25,049,065	$(26,651,153)	$(1,601,888)

In kind contribution of rent	-	-	-	-	300	-	300

Shares issued in satisfaction of loan debt and interest	-	-	30,000	1	1,049	-	1,050

Net loss for the three months	-	-	-	-	-	(73,622)	(73,622)

Balance as of September 30, 2019	500,000	$50	15,107,517	$151	$25,050,414	$(26,724,775)	$(1,674,160)

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

REAC GROUP, Inc.

Statements of Cash Flows

(unaudited)

	For the nine months ended
	September 30,
	2019	2018
	(restated)
Cash Flows from Operating Activities:
Net loss	$(3,338,142)	$(549,468)
Adjustments to reconcile net loss to net cash used in operations:

Stock based compensation	3,000,000	330,000
In kind contribution of rent	900	900
Amortization of debt discounts and financing costs	6,415	12,234
Debt financing penalties	14,094	80,000
Gain on extinguishment of debt	-	(20,589)
Gain on write off of warrant liability	-	(35,047)
Changes in assets and liabilities:
Prepaid expenses	-	(539)
Accounts payable	28,250	-
Accrued interest	79,641	20,132
Accrued salaries, payroll taxes and related expenses	190,253	58,284
Net Cash Used in Operating Activities	(18,589)	(104,093)

Cash Flows from Financing Activities:
Proceeds from notes payable, principal shareholder	7,650	2,500
Repayments of notes payable, principal shareholder	-	(2,548)
Proceeds from convertible notes payable	-	65,000
Proceeds from issuance of common stock	10,000	-
Net Cash Provided by Financing Activities	17,650	64,952

Net (decrease)/increase in cash	(939)	(39,141)
Cash at beginning of period	1,162	51,396
Cash at end of period	$223	$12,255

Supplemental cash flow information:
Interest paid	$-	$-
Taxes paid	$-	$-

Non-cash disclosures:
Common stock issued for principal and interest on convertible notes	$4,470	$108,090
Common shares issued as finance costs	$500	$-
Common stock issued for warrants	$-	$9,456
Gain on extinguishment of debt	$-	$20,589
Preferred stock issued against accrued officer compensation	$-	$112,266

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

These unaudited interim financial statements should be read in conjunction with the financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the SEC on April 12, 2019.

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

In July 2019, the FASB released Accounting Standards Update (ASU) No. 2018-09, Codification Improvements. ASU 2018-09 that affect a wide variety of Topics in the FASB Accounting Standards Codification including the guidance in paragraph 718-740-35-2, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting is unclear on whether an entity should recognize excess tax benefits (or tax deficiencies) for compensation expense that is taken on the entity’s tax return. The amendment to paragraph 718-740-35-2 in this update clarifies that an entity should recognize excess tax benefits (that is, the difference in tax benefits between the deduction for tax purposes and the compensation cost recognized for financial statement reporting) in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether (1) the entity will receive a tax deduction and (2) the amount of the tax deduction is resolved.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. As of September 30, 2019, there were approximately 3,308,837 share equivalents for potential conversion demand of our outstanding convertible notes and warrants.

3. Restatement of financial statements

The following reflects changes to the accounts affected as a result of the restatement:

Changes to the Balance Sheet	As originally filed	As restated	Change Increase/ (decrease)
Accrued Interest	$83,478	$132,260	$48,782
Convertible Notes Payable	$273,159	$505,862	$232,703

Changes to Other Income and Expense
Interest Expense	$65,355	$86,055	$20,700
Debt financing penalties	$-	$14,094	$14,094
Gain on Settlement of Debt	$246,691	$-	$(246,691)

The following reflects changes to the balance sheet as a result of the restatement:

Liabilities and Stockholders' Deficit
Current liabilities	As originally filed	As restated	Change Increase/ (decrease)
Accounts payable	$31,250	$31,250	$-
Accrued interest	83,478	132,260	48,782
Accrued salaries and taxes	997,361	997,361	-
Due to principle shareholder, related party	7,650	7,650	-
Convertible notes payable	273,159	505,862	232,703
Total current liabilities	1,392,898	1,674,383	281,485

Stockholders' Deficit
Preferred Stock, Series A $.0001 par value, 500,000 shares authorized; none issued and outstanding	50	50	-
Preferred Stock, Series B $.001 par value, 500,000 shares authorized; none issued and outstanding	-	-	-
Common Stock, $0.00001 par value, 199,000,000 shares authorized15,057,517 and 9,364 issued and outstanding, respectively	151	151	-
Common stock payable	-	-	-
Additional paid-in capital	25,050,414	25,050,414	-
Accumulated deficit	(26,443,290)	(26,724,775)	(281,485)
Total stockholders' deficit	$(1,392,675)	$(1,674,160)	$(281,485)

The following reflects changes to net income and loss per share as a result of the restatement:

	As originally filed	As restated	Change Increase/ (decrease)
Net income/(loss)	$(3,056,657)	$(3,338,142)	$(281,485)
Loss per share, basic and dilutive	$(0.27)	$(0.29)	$(0.02)
Weighted average shares outstanding, basic and dilutive	11,501,851	11,501,851	-

4. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $3,338,142 for the nine months ended September 30, 2019 and had net cash used in operating activities of $18,589 for the same period. Additionally, the Company has an accumulated deficit of $26,724,775 and a working capital deficit of $1,674,160 at September 30, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company's ability to continue as a going concern is dependent upon the Company's ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

7. Accrued Liabilities

Accounts Payable and Accrued expenses:
	September 30, 2019	December 31, 2018
Accounts payable	$31,250	$3,000
Accrued interest	132,260	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	997,361	807,108
Due to principle shareholder, related party	7,650	-

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

As of September 30, 2019, the Company owed an aggregate of $638,122 in principal and accrued interest on its remaining outstanding convertible promissory notes; of which, $505,862 (before a discount of $-0-) represents convertible notes payable and $132,260 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $493,738 represents convertible notes payable and $54,119 represents accrued interest.

	September 30, 2019	December31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable deferred financing costs in the amount of $-0- and $4,915, respectively.	$505,862	$493,738
Principal	505,862	493,738
Debt discount	-	(4,915)
Total Principal	$505,862	$488,823

Summary of Convertible Note Transactions:

	September 30, 2019	December31, 2018
Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	-	65,000
Default Penalties	14,094	172,886
Payments and adjustments	-	-
Settlement of debt	-	(20,000)
Conversions of debt	(1,970)	(88,869)
Unamortized debt discounts	-	(4,915)
Convertible notes, balance	$505,862	$488,823

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

Note 4. On July 8, 2017, the Company’s Board of Directors approved the assignment of the convertible note payable to a different third-party. The total amount assigned was $27,846 which includes principal of $20,775 and accrued interest of $7,087. The terms of the original February 20, 2015 Convertible Promissory Note remain in effect and the note continues to accrue interest at a rate of 8% per annum until the note is paid in full. In connection with the assignment, the Company issued 335 common shares for a value of $3,350, which was applied against the balance of accrued interest on the note. During the year ended December 31, 2018, the Company issued an aggregate of 1,125 common shares in satisfaction of $10,696 in principal and $554 in accrued interest for a total value of $11,250 and canceled the reserve of 49 shares of common stock. As of December 31, 2018, the note was considered paid in full.

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

The Note became due and payable on July 5, 2018 and the Company had defaulted on its obligations under the Note. Interest on the Note was then accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. The Company is required to have authorized and reserved three and ten (10) times the number of shares that is actually issuable upon full exercise of the Note. As of September 30, 2019, the equivalent number of shares the Company would be required to issue to satisfy the Note is 336,137 and the Company is in technical default of the Reserve share requirement which is allocable between the Note and the detached Warrant. (See Note 9) During the three months ended September 30, 2019, no shares were issued against the note. During the year ended December 31, 2018, the Company issued an aggregate of 467 common shares in satisfaction of $6,041 in principal and fees under the Note of $500. As of September 30, 2019 the Company owed $108,053 in principle and accrued interest of $16,486. As of December 31, 2018, the Company owed $93,959 in principle and accrued interest of $7,061.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of September 30, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 1,561,827.

During the nine months ended September 30, 2019, the Company issued 34,900 common shares for a value of $4,970, satisfying $1,970 in principal, $1,500 in accrued interest, and $1,500 in finance costs. As of September 30, 2019, the Company owed $160,273 in principle, $112,886 in default penalties, and accrued interest of $82,938. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

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

Pursuant to the terms of the SPA and the Note, the Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least equal to three (3) times the number of shares issuable on conversion of the Note. The Company will have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. As of September 30, 2019, the Company owed $124,650 in principal, $32,277 in interest, and the equivalent number of shares the Company would be required to issue to satisfy the Note is 627,708. As of December 31, 2018, the Company owed $124,650 in principal and accrued interest of $11,766.

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

The following table sets forth common share purchase warrants outstanding as of September 30, 2019:

	September 30, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	-	-
Conversions	-	(4)
Forfeitures	-	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1	66	$7.74	$0.00
Warrants granted and issued	-	$-	$-
Warrants forfeited	-	$-	$-
Outstanding, September 30	66	$7.74	$0.00

Common stock issuable upon exercise of warrants	783,164	$.50	$0.00

	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at September 30,	Contractual	Exercise	at September 30,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$.228	66	0.55	$.50	66	$.50
The warrants convert at a rate of $0.228 per warrant, based on anti-dilution adjustments to the exercise price.

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

During the nine months ended September 30, 2019, no warrants were exercised. The warrant derivative liability as of September 30, 2019 and December 31, 2018 was $0 and $0, respectively. As of September 30, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 783,164 shares, which is based upon an exercise price of $0.228.

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

Stock Issued for Debt and Interest

During the year ended December 31, 2018, the Company issued 25,044 shares of common stock, for a value of $80,251 in satisfaction of $33,541 principal, $38,210 in accrued interest, and $8,500 in conversion fees on its convertible notes payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

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

Operating expenses for the three months ended September 30, 2019 were $46,262 and for the three months ended September 30, 2018, operating expenses were $45,477. For the three month periods ended September 30, 2019 and 2018, interest expense was $27,360 and $22,332, respectively. The Company recorded a loss of $73,622 for the three months ended September 30, 2019 as compared to a loss of $147,809 for the three months ended June 30, 2018. The change reflects an increase in professional fees and a decrease in debt financing penalties recorded in the prior period.

For the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018

The Company earned no revenues for the nine month periods ended September 30, 2019 and 2018, respectively.

Operating expenses were $3,237,993 and $468,830 for the nine month periods ended September 30, 2019 and 2018 and interest expense was $86,055 and $56,274, respectively. The Company recorded a loss of $3,338,142 for the nine months ended September 30, 2019 as compared to a loss of $549,468 for the nine months ended September 30, 2018. The change primarily reflects stock compensation issued to the Company’s executive officer offset by a gain on the extinguishment of debt in the current period.

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

As of September 30, 2019, we had negative working capital of $1,674,160 and we have net cash used in operating activities of $18,589 for our operating activities.

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

Share-based Compensation

In December 2004, the FASB issued FASB ASC No. 718, Compensation - Stock Compensation (“ASC 718”). Under ASC 718, companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. As such, compensation cost is measured on the date of grant at their fair value. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

In July 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. This update addresses several aspects of the accounting for nonemployee share-based payment transactions and expands the scope of ASC 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The main provisions of the update change the way nonemployee awards are measured in the financial statements. Under the simplified standards, nonemployee options will be valued once at the date of grant, as compared to at each reporting period end under ASC 505-50. At adoption, all awards without established measurement dates will be revalued one final time, and a cumulative effect adjustment to retained earnings will be recorded as the difference between the pre-adoption value and new value. Companies will be permitted to make elections to establish the expected term and either recognize forfeitures as they occur or apply a forfeiture rate. Compensation expense recognition using a graded vesting schedule will no longer be permitted. This pending content is the result of the FASB’s Simplification Initiative, to maintain or improve the usefulness of the information provided to the users of financial statements while reducing cost and complexity in financial reporting. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. Because the Company does not currently have any outstanding awards to non-employees for which a measurement date has not been established the adoption of ASU 2018-07 does not have a material impact to the Company’s financial statements and related disclosures upon adoption. The adoption of this standard will change the way that the Company accounts for non-employee compensation in the future.

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

(b) Changes in internal control over financial reporting. There have been changes in our internal control over financial reporting that occurred subsequent to the filing of the original Form 10Q ending September 30, 2019. These changes are expected to have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting.

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

____________

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

