Form 10-K
period 2019-12-31
REAC GROUP, INC.
filed 2021-09-30
CIK 1520528

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

______________

FORM 10-K

______________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File No. 333-174905

REAC GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Florida	59-3800845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3400 NW 74th Street, Miami, FL 33122	33122
(Address of principal executive offices)	(Zip Code)

305-503-1200

(Issuer’s telephone number)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes     ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes     ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒     No ☐

Indicate by check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☐

Non-accelerated Filer	☐	(do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) ☐ Yes     ☒ No

i

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2019: $198,283.

Number of the issuer’s shares of Common Stock outstanding as of June 21, 2020: 28,933,048

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes ☐     No ☒

ii

PART I

ITEM 1. BUSINESS

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

Our customer base is consumers interested in buying or selling their home and properties. We’ve made it an easy and convenient process for the consumer to start their search by featuring their local real estate companies or agents’ current listings. Consumers can view current properties and houses for sale in hundreds of U.S. cities as well as in their local market.

Real Estate professionals use the internet to generate leads. The top sources of internet leads are company and agent web sites. The internet is vital to a growing number of real estate professionals’ success. The strong surge in technology has created many new companies in the real estate industry. Many of them have become household names.

Our goal as a real estate portal is to send consumers to our real estate search site to view offices, brokers or agents’ current listings. We are building a national online lead network for our real estate professionals.

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

Reports to Security Holders

We file reports and other information with the U.S. Securities and Exchange Commission (“SEC”). You may read and copy any document that we file at the SEC’s public reference facilities at 100 F. Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-732-0330 for more information about its public reference facilities. Our SEC filings will be available to you free of charge at the SEC’s web site at www.sec.gov.

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

Risks Related to Our Business

An occurrence of an uncontrollable event such as the COVID-19 pandemic may negatively affect our operations.

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

REAC Group, Inc. was incorporated on March 10, 2005. For the years ended December 31, 2019, and 2018, net losses were $4,237,188 and $702,564, respectively. Although the Company has conducted its operations since March 2005, it nonetheless has a limited operating history. Additionally, the Company has been unsuccessful in generating any significant revenues since its inception. This limited operating history and lack of revenues may not serve as an adequate basis to judge the Company’s future prospects and results of operations. The Company’s business and prospects must be considered in light of the risks and uncertainties frequently encountered by companies in their early stages of operations, including such companies that operate in the new and rapidly changing online advertising and marketing environment. The Company cannot assure that it will ever be profitable or that it will not be subject to increasing accumulated losses in the foreseeable future. The Company anticipates that its operating expenses will increase in concert with its planned operations. Any significant failure to realize anticipated revenue growth could result in further losses. The Company will continue to encounter risks and difficulties frequently experienced by companies at a similar stage of development, including its potential failure to:

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

The Company’s CEO and officer/director owns approximately 1,000,000 post-split shares of the Company’s outstanding Common Stock as of June 21, 2021, and has significant control over shareholder matters, such as election of the Company’s directors, amendments to its Articles of Incorporation, and approval of significant corporate transactions; as a result, the Company’ minority shareholders will have little or no control over its affairs.

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

ITEM 2. PROPERTIES

Our principal executive office is located at 3100 NW 74th Street, Miami, FL, 33122, and our telephone number is (305) 503-1200.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDERS MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

At the present time, we have outstanding warrants to purchase securities convertible into common stock (see Note 9).

Price Range of Common Stock

Our Common Stock is to be quoted on the over-the-counter market (OTC: Pink) electronic quotation service under the symbol “REAC.”

	As of December 31, 2019		Retro-application of 1:10,000 reverse split made effective March 1, 2019
Fiscal Year 2019	High*	Low*	High*	Low*
First quarter ended March 31, 2019	$0.0005	$0.0001	$5.00	$1.00
Second quarter ended June 30, 2019	$0.9500	$0.1000	$0.9500	$0.1000
Third quarter ended September 30, 2019	$0.5700	$0.1000	$0.5700	$0.1000
Fourth quarter ended December 31, 2019	$3.7700	$0.0201	$3.7700	$0.0201

	As of December 31, 2018		Retro-application of 1:10,000 reverse split made effective March 1, 2019
Fiscal Year 2018	High*	Low*	High*	Low*
First quarter ended March 31, 2018	$0.0064	$0.0007	$64.00	$7.00
Second quarter ended June 30, 2018	$0.0012	$0.0004	$12.00	$4.00
Third quarter ended September 30, 2018	$0.0006	$0.0003	$6.00	$3.00
Fourth quarter ended December 31, 2019	$0.0005	$0.0002	$5.00	$2.00

Approximate Number of Equity Security Holders

As of December 31, 2019, there were approximately 54 certificate holders of record of the Company’s common stock.

Dividends

We have not declared or paid cash dividends on our common stock.

Stock Option Grants

There are no outstanding options to purchase our securities.

ITEM 6. SELECTED FINANCIAL DATA

We qualify as a smaller reporting company, as defined by Rule 229.10(f)(1), and are not required to prove the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Our Operating Strategy

Our website allows real estate professionals and consumers to interact through the Internet as a business medium. Our operating strategy is to feature real estate agents’ websites on the www.realestatecontacts.com portal website in the areas that they service and work enabling potential home buyers to view real estate listings and homes that are for sale. This format would be called a lead generation program for real estate professionals that are on the RealEstateContacts.com portal website.

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

Results of Operations

For the years ended December 31, 2019 and 2018.

Revenues

For the years ended December 31, 2019 and 2018, we generated no revenues.

Operating Expenses

Operating expenses in the amount of $4,109,730 and $509,358 were incurred for the years ended December 31, 2019 and 2018, respectively. The increase was due to increased stock-based compensation and general and administrative expenses. We anticipate that our professional fees ($50,454 in 2019 vs $53,504 in 2018) will remain significant as we maintain compliance with our public reporting requirements.

Net Loss

The Company recognized net losses of $4,237,188 and $702,564 for the years ended December 31, 2019 and 2018, respectively. The increased loss is largely due to stock-based compensation issued to the Company’s CEO. At this time, normal costs of public filing will continue and it is not known when significant revenues will occur to off-set these expenses.

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

The Company has negative working capital, in the amount of $1,742,797 as of December 31, 2019 and has net cash used by operations of $11,030. During the year ended December 31, 2019, the Company received $10,000 in proceeds from the issuance of common stock. During the year ended December 31, 2018, the Company received $65,000 from the issuance of convertible debt.

At December 31, 2019 the Company’s cash balance was $132. The Company anticipates generating revenue, which will partially mitigate cash flow deficiencies; however, without revenue at the present time, we are unable to cover our cash requirements without relying upon loans and advances. In consideration of the potential shortfall in adequate resources, management has disclosed its substantial doubt about its ability to continue as a going concern and our auditor has also expressed the same in their auditors’ report.

We do believe that we will have enough cash to support our daily operations, at reduced levels of development, beyond the next 12 months while we are attempting to expand operations and produce revenues. Although we believe we have adequate funds to maintain our current operations for the near term, we do not believe that we have the required funding to expand our product offering (and other possible alternative service offerings). We estimate the Company needs an additional $200,000 to fully implement its business plans over the next twelve months. In addition, we anticipate we will need an additional minimum of $120,000 to cover operational and administrative expenses for the next twelve months. The majority shareholder has committed to cover any cash shortfalls of the Company, although there is no written agreement or guarantee. If we are unable to satisfy our cash requirements, we may be unable to proceed with our plan of operations.

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

On January 13, 2020, we entered into an Amended Agreement and Plan of Share Exchange Agreement by and Amongst, REAC Group, Inc. and Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., Tempest Transportation Inc. (the “Companies”). The Agreement is for the exchange of 100% of the outstanding shares of the Companies in exchange for 15,015,002 shares of REAC Common Stock and 500,000 shares of REAC Series A Preferred Stock. The Agreement also states that the Mr. Robert DeAngelis will return to the REAC Treasury all of the shares that he currently controls, in return for $350,000, to be paid as follows: $100,000 shall be paid in cash within three (3) days of closing by wired funds to Robert DeAngelis. The remaining $150,000 will be payable in $75,000 installments for the first two quarters after closing (March 31, 2020 and June 30, 2020 respectively) and Mr. DeAngelis will also receive 100,000 shares of common stock, that will be valued at $1.00 per share, respectively. As part of the Agreement, Mr. Robert DeAngelis will also resign and appoint new officers and directors as to be chosen by the Companies.

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

On April 13, 2020, we entered into a second Amended Agreement and Plan of Share Exchange Agreement that was originally entered into on December 26, 2019 by and Amongst, REAC Group, Inc. and Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., Tempest Transportation Inc. (the “Companies”) and Companies shareholders. The Agreement is for the exchange of 100% of the outstanding shares of the Companies in exchange for 15,015,002 shares of REAC Common Stock and 500,000 shares of REAC Series A Preferred Stock. The Conditions to the Agreement have been satisfied and fully closed, and the Companies are now wholly-owned subsidiaries of REAC. The Agreement also states that Mr. Robert DeAngelis will return to the REAC Treasury all of the shares that he currently controls, in return for $350,000, to be paid as follows: $100,000 shall be paid in cash within three (3) days of closing by wired funds to Robert DeAngelis. The remaining $150,000 will be payable in $75,000 installments for the first two quarters after closing (April 30, 2020 (of which $12,000 has been paid) and June 30, 2020 respectively) and Mr. DeAngelis will also receive 100,000 shares of common stock, that will be valued at $1.00 per share, respectively. As part of the Agreement, Mr. Robert DeAngelis will also resign and appoint new officers and directors as to be chosen by the Companies. The Company plans to bring Mr. DeAngelis back as a consultant and / or an advisor, but no agreements have been made to do so, at this time.

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

The Agreement may be terminated, and the Acquisition contemplated herein may be abandoned at any time prior to the Effective Time, whether before or after stockholder approval thereof by either Acquiror or the Companies. The consummation of the transactions contemplated by this Agreement (the “Closing”) shall take place on such date as may be reasonably required to accommodate a satisfaction of the conditions precedent to Closing, but in no event later than April 13, 2020 without consent of the parties.

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

Common Shares issued for Cash

In May 2019, the Company issued 20,000 common shares to a private investor in exchange for $10,000, or $0.50 per share.

Common Shares issued as Compensation

On February 14, 2020, the Company issued 500,000 shares of common stock to its President and Chief Executive Officer as a performance bonus for the year ending December 31, 2019. The shares were valued at $1.65, the quoted market price on the date of issuance and the Company has recorded common stock payable as of December 31, 2019 for a value of $825,000.

In March 2019, the Company issued 15,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued for purposes of maintaining voting control of the Company and were valued at $0.50, the quoted market price on the date of issuance, or $3,000,000.

Common Shares issued for Repayment of Notes

In December 2019, the Company approved the issuance of 726,100 shares of common stock in satisfaction of $4,608 in accrued interest and $500 in conversion fees on a convertible note payable. As of December 31, 2019, the shares were not yet issued by the Company’s transfer agent; therefore the Company has recorded common stock payable in the amount of $5,108. The Company will record the issuances at the contract value, at the date of exchange, off-setting accrued interest.

In August 2019, the Company issued 30,000 shares of common stock, for a value of $1,050 in satisfaction of $550 in principal and $500 in conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable.

In January 2019, the Company issued 2,500 shares of common stock, for a value of $2,000 in satisfaction of $1,500 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting accrued interest.

In January 2019, the Company issued 2,400 shares of common stock, for a value of $1,920 in satisfaction of $1,420 in principal and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting accrued interest.

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

During the year ended December 31, 2018, the Company issued 6,032 shares of common stock, in a cashless exercise, for an aggregate value of $9,456 pursuant to a Warrant Agreement associated with a convertible note payable.

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

Critical Accounting Policies

The Company’s significant accounting policies are presented in the Company’s notes to financial statements for the period ended December 31, 2019 and 2018, which are contained in this filing and the Company’s 2018 Annual Report on Form 10-K. The significant accounting policies that are most critical and aid in fully understanding and evaluating the reported financial results include the following:

•	The Company prepares its financial statements in conformity with generally accepted accounting principles in the United States of America. These principals require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management believes that these estimates are reasonable and have been discussed with the Board of Directors; however, actual results could differ from those estimates.

•	The Company currently does not issue credit on services provided, therefore there are no accounts receivable. No allowance for doubtful accounts is considered necessary to be established for amounts that may not be recoverable, since there has been no credit issued.

•	Long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment losses for any periods presented.

•	The Company issues restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is measurable more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty’s performance is complete.

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

As of December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

REAC Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of REAC Group, Inc. (the Company) as of December 31, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2019 and 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had a net loss and cash used in operations of $4,237,188 and $11,030, respectively, for the year ended of December 31, 2019 and a working capital deficit of approximately $1,742,797. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Margate, Florida

September 30, 2021

REAC Group, Inc. Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Current assets
Cash	$132	$1,162
Total assets	132	1,162

Liabilities and Stockholders’ Deficit
Current liabilities
Accounts payable	$35,300	$3,000
Accrued interest	154,460	54,119
Accrued salaries, payroll taxes, and penalties and interest	1,039,657	807,108
Due to principal shareholder	7,650	-
Convertible notes payable (net of debt discount of $0 and $4,915, respectively)	505,862	488,823
Total current liabilities	1,742,929	1,353,050
Total liabilities	1,742,929	1,353,050

Commitments and Contingencies (Note 11)

Stockholders’ Deficit
Preferred Stock Series A, $0.0001 par value, 500,000 shares designated; 500,000 and 500,000 shares issued and outstanding, respectively	50	50
Preferred Stock, Series B, $0.001 par value, 500,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.00001 par value, 199,000,000 shares authorized; 15,107,517 and 50,441 shares issued and outstanding, respectively	151	-
Common stock payable	830,108	---
Additional paid-in capital	25,050,715	22,034,695
Accumulated deficit	(27,623,821)	(23,386,633)
Total stockholders’ deficit	(1,742,797)	(1,351,888)
Total Liabilities and Stockholders’ Deficit	$132	$1,162

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc. Statements of Operations

	For the Years Ended
	December 31,
	2019	2018

Revenues	$-	$-

Operating expenses:
Compensation	4,057,551	451,657
Professional	50,454	53,504
Rents	1,200	1,200
General and administrative	525	2,997
Total operating expenses	4,109,730	509,358

Net loss from operations	(4,109,730)	(509,358)

Other income/(expense)
Interest expense	(113,364)	(75,956)
Debt financing penalties	(14,094)	(172,886)
Gain on write-off of warrant liability	-	35,047
Gain on extinguishment of debt	-	20,589
Impairment of asset	-	-
Net gain/(loss) loss before provision for income taxes	(4,237,188)	(702,564)

Provision for income taxes	-	-

Net loss	$(4,237,188)	$(702,564)

Loss per share, basic and dilutive	$(0.34)	$(17.84)

Weighted average shares outstanding, basic and dilutive	12,410,460	39,387

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc. Statements of Changes in Stockholders’ Deficit For the Years Ended December 31, 2018 and 2019

	Preferred Shares	Par Value	Common Shares	Par Value	Additional Paid in Capital	Common Stock Payable	Accumulated Deficit	Total Deficiency

Balance as of December 31, 2017	50,935	$5	9,364	$-	$21,483,185	$-	$(22,684,069)	$(1,200,879)

In kind contribution of rent	-	-	-	-	1,200	-	-	1,200

Common shares issued as compensation for services and as settlement for accrued compensation	449,065	45	10,000	-	442,221	-	-	442,266

Shares issued in satisfaction of loan debt and interest	-	-	25,044	-	108,089	-	-	108,089

Shares issued on cashless exercise of warrants	-	-	6,033	-	-	-	-	-

Net loss for the year	-	-	-	-	-	-	(702,564)	(702,564)

Balance as of December 31, 2018	500,000	$50	50,441	$-	$22,034,695	$-	$(23,386,633)	$(1,351,888)

In kind contribution of rent	-	-	-	-	1,200	-	-	1,200

Fractional shares issued in stock split	-	-	2,176	-	-	-	-	-
Common shares issued for cash	-	-	20,000	-	10,000	-	-	10,000
Common shares issued as compensation for services and as settlement for accrued compensation	-	-	15,000,000	150	2,999,850	825,000	-	3,825,000

Shares issued in satisfaction of loan debt and interest	-	-	34,900	1	4,970	5,108	-	10,079

Net loss for the year	-	-	-	-	-	-	(4,237,188)	(4,237,188)

Balance as of December 31, 2019	500,000	$50	15,107,517	$151	$25,050,715	$830,108	$(27,623,821)	$(1,742,797)

REAC Group, Inc. Statements of Cash Flows

	For the Years Ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net loss	$(4,237,188)	$(702,564)
Adjustment to reconcile net loss to net cash provided by operations:
Stock based compensation	3,825,000	330,000
In kind contribution of rent	1,200	1,200
Gain on extinguishment of debt	-	(20,589)
Gain on write-off of warrant liability	-	(35,047)
Amortization of debt discounts and finance costs	4,915	9,733
Debt financing penalties	14,094	172,886
Changes in assets and liabilities:
Prepaid expenses	-	461
Accounts payable	32,300	3,000
Accrued interest	108,450	39,561
Accrued salaries, payroll taxes, penalties and interest	232,549	86,173
Due to principal shareholder	7,650	-
Net Cash Used by Operating Activities	(11,030)	(115,186)

Cash Flows from Investing Activities:
Net Cash Used by Investing Activities	-	-

Cash Flows from Financing Activities:
Proceeds from shareholder loans and advances	-	2,500
Repayments of shareholder loans and advances	-	(2,548)
Proceeds from loans and notes	-	65,000
Repayments of loans and notes	-	-
Proceeds from the issuance of common stock	10,000	-
Net Cash Provided by Financing Activities	10,000	64,952

Net decrease in cash	(1,030)	(50,234)
Cash at beginning of period	1,162	51,396
Cash at end of period	$132	$1,162

Supplemental cash flow information:
Interest paid	$-	$6,500
Taxes paid	$-	$-

Non-cash disclosures
Common stock issued for conversion of debt and interest	$9,078	$108,089
Common stock issued for warrants	$-	$9,456
Preferred stock issued against accrued officer compensation	$-	$112,266
Common shares issued as finance costs	$1,000	$-

The accompanying notes are an integral part of these financial statements.

REAC Group, Inc.

Notes to the Financial Statements

For the years ended December 31, 2019 and 2018

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

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates. Our most significant estimates are for stock-based compensation; assumptions used in calculating derivative liabilities, and deferred tax valuation allowances. We evaluate our estimates on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019.

Derivative Liabilities

The Company assessed the classification of its derivative financial instruments as of December 31, 2019 and 2018, which consist of convertible instruments and rights to shares of the Company’s common stock, and determined that such derivatives meet the criteria for liability classification under ASC 815.

ASC 815 generally provides three criteria that, if met, require companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments. These three criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under otherwise applicable generally accepted accounting principles with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument subject to the requirements of ASC 815.

During the twelve months ended December 31, 2019 and 2018, respectively, the Company had notes payable outstanding in which the conversion rate was variable and undeterminable. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any. For the twelve months ended December 31, 2019, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there was no derivative liability associated with these convertible notes for the period.

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

Cash and Cash Equivalents

Cash is maintained with a major financial institution in the United States. Deposits with this bank may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed on demand and, therefore, bear minimal risk. The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at either December 31, 2019 or 2018 in excess of the federally insured limit.

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

Diluted income per share includes the dilutive effects of stock options, convertible debt, warrants, and stock equivalents. To the extent stock options, stock equivalents and warrants are anti-dilutive, they are excluded from the calculation of diluted income per share. As of December 31, 2019 and 2018, there were approximately 109,307,182 and 619,754 share equivalents, respectively, for potential conversion demand of our outstanding convertible notes and warrants.

3. Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.

The Company incurred net losses of $4,237,188 for the twelve months ended December 31, 2019 and had net cash used in operating activities of $11,030 for the same period. Additionally, the Company has an accumulated deficit of $27,623,821 and a working capital deficit of $1,742,797 at December 31, 2019. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months after the date of issuance on these financial statements. In view of these matters, the Company’s ability to continue as a going concern is dependent upon the Company’s ability to achieve a level of profitability and/or to obtain adequate financing through the issuance of debt or equity in order to finance its operations.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. We adopted Topic 842 effective January 1, 2019 and the standard did not have an effect on the results of operations or cash flows as the Company has no leases in place as of December 31, 2019.

5. Related Party Transactions

The majority shareholder has advanced funds since inception, for the purpose of financing working capital and product development. As of December 31, 2019, and 2018, the Company owed $7,650 and $0, respectively. There are no repayment terms to these advances and deferrals and the Company has imputed interest at a nominal rate of 3%.

The Company has minimal needs for facilities and operates from office space provided by the majority stockholder. There are no lease terms. For the twelve months ended December 31, 2019 and 2018, rent has been calculated based on the limited needs at a fair market value of the space provided. Rent expense was $1,200 and $1,200 for the twelve months ended December 31, 2019 and 2018, respectively. The rental value has been recognized as an operating expense and treated as a contribution to capital.

The amounts and terms of the above transactions may not necessarily be indicative of the amounts and terms that would have been incurred had comparable transactions been entered into with independent third parties.

On February 14, 2020, the Company issued 500,000 shares of common stock to its President and Chief Executive Officer as a performance bonus for the year ending December 31, 2019. The shares were valued at $1.65, the quoted market price on the date of issuance and the Company has recorded common stock payable as of December 31, 2019 for a value of $825,000.

On March 31, 2019, the Company’s Board of Directors authorized the issuance of 15,000,000 shares to the Company’s Chief Executive Officer as a performance bonus pursuant to his employment agreement. The shares were valued at $0.20, the quoted market price on the date of issuance, or $3,000,000.

On March 4, 2019, the Company renewed its three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. The employment agreement automatically renews for an additional twelve months upon expiration of each term. The agreement can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the employment agreement is $120,000 plus bonuses. For the twelve months ended December 31, 2019 and 2018, the Company recorded compensation expense in the amount of $120,000 and $120,000, respectively.

6. Accounts Payable and Accrued expenses

	December 31, 2019	December 31, 2018
Accounts payable	$35,300	$3,000
Accrued interest	154,460	54,119
Accrued salaries, payroll taxes, penalties and interest (a)	1,039,657	807,108
Due to principle shareholder, related party	7,650	-

(a) The Company has accrued additional compensation to its Chief Executive Officer totaling $120,000 and $120,000 during the twelve months ended December 31, 2019 and 2018, respectively. However, the Company has not paid the related payroll taxes, consisting primarily of Social Security and Medicare taxes. As a result, the Company has established an accrued liability for the unpaid salaries, along with related taxes and estimated interest and penalties of $1,039,657 and $807,108 at December 31, 2019 and 2018, respectively.

7. Convertible Notes Payable

During the twelve months ended December 31, 2019 and 2018, respectively, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable. The Company determined that there wasn’t an active market for the Company’s common stock and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with these convertible notes as of December 31, 2019 and 2018. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

As of December 31, 2019, three of the Company’s convertible promissory notes remain outstanding beyond their respective maturity dates; triggering an event of technical default under the agreements. Consequently, the Company is accruing interest on the notes at their respective default rates. As a result of being in default on certain Notes, the Holders could, at their sole discretion, call the respective Notes in their entirety, including all associated penalties provided for under the respective agreements. In this event, the Company may not have sufficient authorized shares to absolve itself of the defaulted Notes through the issuance of common shares of the Company. The Company is working with its current noteholders and its transfer agent in order that it may resolve this outstanding issue as soon as practicable.

As of December 31, 2019, the Company owed an aggregate of $660,321 in principal and accrued interest on its remaining outstanding convertible promissory notes; of which, $505,862 (before a discount of $-0-) represents convertible notes payable and $154,460 represents accrued interest. At December 31, 2018, the Company owed an aggregate of $542,942 (before a discount of $4,915) in principal and accrued interest; of which, $488,823 represents convertible notes payable, net of $4,915 debt discount, and $54,119 represents accrued interest.

	December 31, 2019	December 31, 2018
Convertible promissory notes, various lending institutions, maturing at variable dates ranging from 180 days to one year from origination date, 8-10% interest and in default interest of 12-24%, convertible at discount to trading price (25-50%) based on various measurements of prior trading, at face value of remaining original note principal balance plus default penalties, net of unamortized debt discounts, attributable deferred financing costs in the amount of $-0- and $4,915, respectively.	$505,862	$493,738
Principal	505,862	493,738
Debt discount	-	(4,915)
Total Principal	$505,862	$488,823

Summary of Convertible Note Transactions:
	December 31, 2019	December 31, 2018
Convertible notes, January 1	$493,738	$364,721
Additional notes, face value	-	65,000
Default Penalties	14,094	172,886
Payments and adjustments	-	-
Settlement of debt	-	(20,000)
Conversions of debt	(1,970)	(88,869)
Unamortized debt discounts	-	(4,915)
Convertible notes, balance	$505,862	$488,823

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

The Note became due and payable on July 5, 2018 and the Company had defaulted on its obligations under the Note. Interest on the Note was then accrued at the default rate of 24% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and ten (10) times the number of shares that is actually issuable upon full exercise of the Note. The Note Holder could, at the Holder’s sole discretion, call the Note and impose the related default penalties. In this event, the Company would be obligated to pay 150% multiplied by the then outstanding entire balance and the Company would then also be in technical default of its Reserve requirement as it would have insufficient common shares authorized to cover the aggregate reserve requirement of all notes in default. During the year ended December 31, 2019, the Company issued no shares on the Note and recorded a penalty in the amount of $14,094 related to the Company’s stock split that became effective on March 1, 2019. As of December 31, 2019, the Company owed $108,053 in principal and $19,754 in accrued interest. As of December 31, 2019, the equivalent number of shares needed to satisfy the Note if converted is 9,782,374. During the year ended December 31, 2018, the Company issued an aggregate of 467 common shares in satisfaction of $6,041 in principal and fees under the Note of $500.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the twelve months ended December 31, 2019 and 2018, the Company concluded that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the note as a reduction (contra-liability) to the Convertible Note Payable and is being amortized over the life of the note.

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

The Note became due and payable on February 5, 2018 and the Company remains in default of its obligations under the Note. Interest on the Note is being accrued at the default rate of 12% per annum and the Company classified the Note as a current liability. The Company is required to have authorized and reserved three and one half (3.5) times the number of shares that is actually issuable upon full exercise of the Note. On February 5, 2018, the Company was obligated to pay a Default Sum calculated as 150% multiplied by the then outstanding entire balance and recorded a penalty in the amount of $92,886 for failing to pay at maturity. As of December 31, 2019, the equivalent number of common shares the Company would be required to issue to satisfy the Note is 45,770,348.

In December 2019, the Company approved the issuance of 726,100 shares of common stock in satisfaction of $4,608 in accrued interest and $500 in conversion fees. As of December 31, 2019, the shares were not yet issued by the Company’s transfer agent, and therefore the Company has recorded common stock payable in the amount of $5,108. The Company will record the issuance at the contract value, at the date of exchange, off-setting accrued interest. During the twelve months ended December 31, 2019, the Company issued 34,900 common shares for a value of $4,970, satisfying $1,970 in principal, $1,500 in accrued interest, and $1,500 in finance costs. As of December 31, 2019, the Company owed $160,273 in principle, $112,886 in default penalties, and accrued interest of $94,835. During the year ended December 31, 2018, the Company issued 3,300 common shares for a value of $6,480, satisfying $5,480 in principal and $1,000 in finance costs. As of December 31, 2018, the Company owed $275,129 in principle and accrued interest of $35,292.

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

The Company determined that the conversion feature met the definition of a liability and therefore bifurcated the conversion feature and accounted for it as a separate derivative liability. For the twelve months ended December 31, 2019 and 2018, the Company determined that there was no active market for the Company’s common stock, and because of this lack of liquidity and market value, there wasn’t a derivative liability associated with this convertible note. The Company recognized a debt discount on the notes as a reduction (contra-liability) to the Convertible Notes Payable and the discounts are being amortized over the life of the notes.

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

As of December 31, 2019, the Company owed $124,650 in principle and accrued interest of $39,189 and the equivalent number of shares needed to satisfy the Note if converted is 13,585,314. At December 31, 2018, the Company owed $124,650 in principle and accrued interest of $11,766.

8. Warrant Liabilities

The Company estimates the fair value of each option award on the date of grant using the Binomial option valuation model that uses the assumptions noted in the table below. Because Binomial option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed. Expected volatilities are based on the historical volatility of the Company’s stock. The Company uses historical data to estimate option exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes. The expected term of options granted is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior. During the twelve months ended December 31, 2019 and the year ended December 31, 2018, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants.

The following table sets forth common share purchase warrants outstanding as of December 31, 2019:

	December 31, 2019	December 31, 2018
Warrants, January 1	66	122
Additions	-	-
Conversions	-	(4)
Forfeitures	-	(52)
Warrants, balance	66	66

		Weighted
		Average
		Exercise	Intrinsic
	Warrants	Price	Value
Outstanding, January 1, 2019	66	$7.74		$7.66
Warrants granted and issued	---	$ ---	$	---
Warrants forfeited	-	$-	$	---
Outstanding, December 31, 2019	66	$7.74		$7.66

Common stock issuable upon exercise of warrants	40,169,146	$.50		$.130

Warrants Outstanding				Warrants Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Remaining	Average	Exercisable	Average
Exercise	at December 31,	Contractual	Exercise	at December 31,	Exercise
Price	2019	Life (Years)	Price	2019	Price
$.00804	66	0.55	$.50	66	$.50

The warrants convert at a rate of $.00804 per warrant, based on anti-dilution adjustments to the exercise price.

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

The Company is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock equal to five (5) times the number of shares issuable on conversion of the Warrant. As of December 31, 2019, the Company is in technical default of its Reserve requirement for the detached Warrant.

During the twelve months ended December 31, 2019, no warrants were exercised. The warrant derivative liability as of December 31, 2019 and December 31, 2018 was $0 and $0, respectively. As of December 31, 2019, the remaining equivalent number of shares the Company would be required to issue under a cashless exercise of the Warrant is estimated to be 40,169,146 shares, which is based upon an exercise price of $0.00804.

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

As of December 31, 2019 and December 31, 2018, the Company had convertible notes payable outstanding in which the conversion rate was variable and undeterminable; however, the Company determined that there was no active market for the Company’s common stock and because of this lack of liquidity and market value, there was no derivative liability associated with the convertible notes. The Company uses judgment in determining the fair value of derivative liabilities at the date of issuance and at every balance sheet thereafter and in determining which valuation method is most appropriate for the instrument, the expected volatility, the implied risk-free interest rate, as well as the expected dividend rate, if any.

ASC 825-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 825-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 825-10 describes three levels of inputs that may be used to measure fair value: Level 1 – Quoted prices in active markets for identical assets or liabilities; Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation. The Company’s Level 3 liabilities consist of the derivative liabilities associated with the convertible notes. At December 31, 2019 and December 31, 2018, all of the Company’s derivative liabilities were categorized as Level 3 fair value liabilities. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

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

10. Equity

Common Shares issued for Cash

In May 2019, the Company issued 20,000 common shares to a private investor in exchange for $10,000, or $0.50 per share.

Common Shares issued as Compensation

On February 14, 2020, the Company issued 500,000 shares of common stock to its President and Chief Executive Officer as a performance bonus for the year ending December 31, 2019. The shares were valued at $1.65, the quoted market price on the date of issuance and the Company has recorded common stock payable as of December 31, 2019 for a value of $825,000.

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

On April 10, 2019, the Company entered into a Consulting Agreement with a third party for purposes of establishing a real estate management division and or real estate holdings which will be operated as a division of the Company. The Company has agreed to dedicate a minimum of thirty-three percent (33%) of all funds received by the Company to the new division. The term of the Agreement is for a period of twelve months and is automatically extended for successive three-month terms. For and in consideration of the services to be provided, the Company has issued 1,250,000 shares of common stock. The shares were valued at $0.55, the quoted market price on the date of issuance, or $687,500. On June 5, 2019, the Company and Consultant mutually agreed to terminate the Agreement and the shares issued by the Company to the Consultant were returned and cancelled.

In March 2019, the Company issued 15,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued for purposes of maintaining voting control of the Company and were valued at $0.50, the quoted market price on the date of issuance, or $3,000,000.

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

Common Shares issued for Repayment of Notes

In December 2019, the Company approved the issuance of 726,100 shares of common stock in satisfaction of $4,608 in accrued interest and $500 in conversion fees on a convertible note payable. As of December 31, 2019, the shares were not yet issued by the Company’s transfer agent; therefore the Company has recorded common stock payable in the amount of $5,108. The Company will record the issuances at the contract value, at the date of exchange, off-setting accrued interest.

In August 2019, the Company issued 30,000 shares of common stock, for a value of $1,050 in satisfaction of $550 in principal and $500 in conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable.

In January 2019, the Company issued 2,500 shares of common stock, for a value of $2,000 in satisfaction of $1,500 in interest and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting accrued interest.

In January 2019, the Company issued 2,400 shares of common stock, for a value of $1,920 in satisfaction of $1,420 in principal and $500 of conversion fees on a convertible note payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting accrued interest.

During the year ended December 31, 2018, the Company issued 25,044 shares of common stock, for a value of $80,251 in satisfaction of $33,541 principal, $38,210 accrued interest, and $8,500 in conversion fees on its convertible notes payable. The Company recorded the issuances at the contract value, at the date of exchange, off-setting the notes payable and accrued interest.

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

Warrants

On the July 10, 2017, and in connection with a Securities Purchase Agreement and a Secured Convertible Promissory Note, the Company issued a Warrant which grants the investor the right to purchase at any time on or after July 10, 2017, and for a period of five years thereafter, a number of fully paid and non-assessable shares of the Company’s common stock equal to the amount of the tranche received under the Note divided by $500. The conversion price is $5000, as adjusted from time to time pursuant to the terms and conditions of the Warrant. As of December 31, 2017, the Company received a tranche of $35,000; resulting in the issuance of a warrant to purchase 70 shares of the Company’s common stock. The relative fair value of the warrant at issuance was $12,565. The Company estimates the fair value at each reporting period using the Binomial Method. For the twelve months ended December 31, 2019, management determined that the Company’s common stock lacked liquidity and market value and therefore no derivative liability was recorded in association with these warrants. The warrant derivative liability as of December 31, 2019 and 2018 was $0 and $0, respectively. During year ended December 31, 2018, the Warrant Holder, in a cashless exercise, was issued 6,033 shares of common stock for an aggregate value of $9,456 pursuant to anti-dilution terms of the Warrant that adjusted the conversion price.

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

Other

During the twelve months ended December 31, 2019 and 2018, the Company recorded in-kind contributions for rent expense in the amount of $1,200 and $1,200, respectively.

Amendment to the Articles of Incorporation

Pursuant to a written consent in lieu of a meeting, dated January 21, 2019, the Board approved to amend our Articles of Incorporation to (i) effect a 1-for-10,000 reverse stock split of our issued and outstanding shares of Common Stock, par value $0.00001 per share, and (ii) decrease the amount of authorized shares of Common Stock from 9.999 billion (9,999,000,000) prior to the Reverse Stock Split to 200 million (200,000,000). The Company has retro-actively applied the reverse stock split made effective on March 1, 2019 to share and per share amounts on these financial statements.

As of December 31, 2019, the total number of shares this corporation is authorized to issue is 200,000,000 (two-hundred million), allocated as follows among these classes and series of stock:

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

There were no operating or capital lease commitments as of December 31, 2019 and December 31, 2018.

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

The federal income tax rate for corporations is 21% at years ending December 31, 2019 and 2018 and the blended tax rate for the Company is 24.3%, respectively.

	December 31,
	2019	2018
Income tax provision (benefit) at statutory rate of 21%	$(890,000)	$(148,000)
State taxes at 3.3%, net of federal benefit	(140,000)	(23,000)
Non-deductible items	929,000	80,000
Subtotal	(101,000)	(91,000)
Change in valuation allowance	101,000	91,000
Income Tax Expense	$-	$-

Net deferred tax assets and liabilities were comprised of the following:
Net Operating Losses	$1,908,000	$1,807,000
Valuation allowance	(1,908,000)	(1,807,000)
Deferred tax asset, net	$-	$-

As of December 31, 2019, the Company has estimated tax net operating loss carry-forwards of approximately $7.8 million, which can be utilized or expire beginning in 2037. The change in the blended rate reduced the net operating loss carry-forward deferred tax asset by $101,000. Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts.

As of December 31, 2019, the Company has estimated tax net operating loss carry-forwards of approximately $7.8 million, which can be utilized or expire beginning in 2037. The change in the blended rate reduced the net operating loss carry-forward deferred tax asset by $101,000. Utilization of these losses may be limited in accordance with IRC Section 382 in the event of certain ownership shifts.

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

On April 16, 2020, the Company issued 400,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued as a performance bonus foe 2020 and were valued at the quoted market price on the date of issuance.

On April 23, 2020, the Company issued 2,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued as a performance bonus doe 2020 and were valued at the quoted market price on the date of issuance.

Effective June 22, 2020, Robert DeAngelis resigned from his position as President and Chief Executive Officer and as a member of the board of directors of REAC Group, Inc. Ronen Koubi will be appointed the new CEO. Ronen Koubi is the President and Director of Florida Beauty Flora, Inc.

Effective July 22, 2020, the Company entered into a Mutual Compromise and Settlement Agreement with one of its existing Noteholders to combine the settlement terms of two separate Convertible Note instruments owed by the Company. The first Note originally entered into on July 5, 2017, with a balance owed of approximately $172,000, was settled for a total of $150,000.  At closing, the Note was paid off by the party in the Mutual Compromise and Settlement Agreement and the Company agreed to work together to reach a settlement  on the second Convertible Note instrument, originally entered into on March 13, 2017,  with a balance of approximately $230,000.

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

On April 15, 2021, the Company cancelled 9,000,000 shares of common stock that were issued to the Company’s previous Chief Executive Officer and reissued 9,000,000 shares collectively, to Afek, Milman, Koubi, and Quartieri.

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

Management, under the supervision of the Company’s Chief Executive Officer and acting Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019 under the criteria set forth in the in Internal Control—Integrated Framework.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that material weaknesses exist due to a lack of segregation of duties, resulting from the Company’s limited resources.

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

Changes in Internal Control over Financial Reporting

There have been changes in our internal control over financial reporting that occurred subsequent to this Form 10K ending December 31, 2019. These changes are expected to have a material effect, or are reasonably likely to materially affect, our internal control over financial reporting.

On April 13, 2020, we entered into a second Amended Agreement and Plan of Share Exchange Agreement with Florida Beauty Express, Inc., Florida Beauty Flora, Inc., Floral Logistics of Miami, Inc., Floral Logistics of California, Inc., Tempest Transportation Inc. (the “Companies”) and Companies shareholders. As a result, the Company has expanded its management and board of directors and believes certain controls such as segregation of duties and levels of review related to our report filings will add reasonable assurances that any current deficiency risks will be mitigated.

ITEM 9B . OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Name	Position	Period	Age
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	March 2005 June 2020	62
Ronen Koubi 3100 NW 74th Street Miami, FL 33122	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	June 2020 - Present	57

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Management Team

Robert DeAngelis, President, Chief Executive Officer

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

Ronen Koubi, President, Chief Executive Officer

Ronen Koubi is the President and Chief Executive Officer of REAC Group, Inc., and has been since the company’s merger of the Florida Beauty Flora trucking/transportation group in April, 2020. Mr. Koubi brings to the company over 38 years of successful trucking, logistics and transportation business with management experience along with a strong diverse background of transportation sales and marketing, finance and internet experience.

Mr. Koubi is responsible for running the overall day to day management operations of the combined companies’, administrative functions, corporate filings, strategic evolution direction of the business, and the overall corporate vision.

In 1985, after retiring from the Israeli Navy as a sonar engineer for nuclear capable submarines, Mr. Koubi established First Paragon, Inc., a Greenhouse based flora grower located in Homestead, FL. Mr. Koubi grew the Company to $30MM in revenues as a Director of Marketing, when it was eventually spun off.

In 1995, Mr. Koubi acquired Florida Beauty Flora and transitioned it into a trucking Company specializing in transportation of fresh cut flowers and other perishable goods. At that time the Company had a small fleet of four trucks and four trailers. Mr. Koubi became the President of the company shortly thereafter. In 1998, Floral Logistics was incorporated and merged with the group to provide air transportation including inventory management and warehousing. Under Mr. Koubi’s leadership, Floral Logistics of Miami grew to be a $20MM revenue Company and became a leader in the transportation industry. In 2007, under Mr. Koubi’s direction, a California branch was opened, allowing the Florida Beauty group to become a national trucking and logistics operation covering both coasts. In 2012, Mr. Koubi moved the group of companies to their current location in a 275,000 square foot refrigerated building near the Miami International Airport. As CEO, Mr. Koubi continues to grow the Companies through organic growth and mergers and acquisitions to include 250 trucks and 300 trailers and in excess of $90,000,000 in gross revenues.

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

ITEM 11. EXECUTIVE COMPENSATION

The table below summarizes all compensation awarded to, earned by, or paid to our executive officers by any person for all services rendered in all capacities to us for the fiscal years ended December 31, 2019 and 2018.

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid by us during the years ended December 31, 2019 and 2018 in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO):

Name and principal position(1)	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Comp ($)	Non-Qualified Deferred Comp Earnings ($)	All Other Comp ($)	Total ($)
Robert DeAngelis,	2019	$120,000	-0-	$3,825,000	-0-	-0-	-0-	-0-	$3,945,000
President, CEO and CFO	2018	$120,000	-0-	$442,266	-0-	-0-	-0-	-0-	$562,266
	2017	$120,000	-0-	$900,000	-0-	-0-	-0-	-0-	$1,020,000

(1) There is an employment contract with the Executive at this time. There is no employment contract with the Directors at this time; nor are there any agreements for compensation in the future. A salary and stock options and/or warrants program may be developed in the future.

Executive Compensation

As of December 31, 2019, we have one full time employee and plan to employ more qualified employees in the near future. On March 4, 2019 we renewed and amended the original three-year employment agreement dated March 10, 2016, which had expired. We entered into a new three-year employment agreement with Robert DeAngelis to serve as the President and Chief Executive Officer of the Company. Mr. DeAngelis will be paid a minimum of $10,000 per month plus performance bonuses. The agreement also stipulated that the Company is to issue stock for the purpose of maintaining voting control of the Company.

On February 14, 2020, the Company issued 500,000 shares of common stock to its President and Chief Executive Officer as a performance bonus for the year ending December 31, 2019. The shares were valued at $1.65, the quoted market price on the date of issuance and the Company has recorded common stock payable as of December 31, 2019 for a value of $825,000.

In March 2019, the Company issued 15,000,000 shares of common stock to its President and Chief Executive Officer pursuant to the terms of his employment agreement. The shares were issued for purposes of maintaining voting control of the Company and were valued at $0.50, the quoted market price on the date of issuance, or $3,000,000.

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

Employment Agreements

Effective March 10, 2010, and subsequently renewed on March 4, 2013, 2016, and 2019, we entered into an employment agreement with Robert DeAngelis, our Chief Executive Officer. The employment agreement is for a period of three years and can be cancelled upon written notice by either employee or employer (if certain employee acts of misconduct are committed). The total minimum aggregate annual amount due under the existing employment agreement is $120,000 plus bonuses. For the years ending December 31, 2019 and 2018, the Company awarded stock valued at $3,825,000 and $442,266, respectively.

Director Compensation

We have provided no compensation to our directors for services provided as directors.

Stock Option Grants

We have not granted any stock options to our executive officers since our incorporation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2019, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (“SEC”) and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding common stock as of December 31, 2019, and by the officers and directors, individually and as a group. All shares are owned directly.

Name	Position	Common Stock Owned	Percentage Owned*
Robert DeAngelis 8878 Covenant Ave., Suite 209 Pittsburgh, Pa. 15237	President, Chief Executive Officer, Chief Accounting Officer, Treasurer and Director	15,015,002	27.4%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, Mr. DeAngelis beneficially owned 15,015,002 shares of common stock.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table shows the fees that were billed for the audit and other services for the two-year period. Assurance Dimensions provided services for the years ended December 31, 2019 and December 31, 2018.

	2019	2018

Audit Fees	$29,000	$24,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$29,000	$24,000

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

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or
•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee’s responsibilities to management.

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

31.1	Certification of Chief Executive Officer and Chief Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 Filed herewith
32.1*	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith
101**

Financial statements from the annual report on Form 10-K of REAC Group, Inc. for the year ended December 31, 2019, formatted in XBRL: (i) the Balance Sheet, (ii) the Statement of Income, (iii) the Statement of Stockholders’ Equity, (iv) the Statement of Cash Flows and (v) the Notes to the Financial Statements.

Filed herewith

*Pursuant to Item 601(32)(ii) of Regulation S-K, Exhibit 32.1 is not deemed “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, or otherwise subject to liability under that section.

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

REAC Group, Inc.

Dated: September 30, 2021	By:	/s/ RONEN KOUBI
Ronen Koubi
President
Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Name	Title	Date

/s/ Ronen Koubi	President	September 30, 2021
Ronen Koubi	Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and Director

